Form 10-K
period 2023-12-31
COLOMBIER ACQUISITION CORP. II
filed 2024-03-25
CIK 1995413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-41874

COLOMBIER ACQUISITION CORP. II

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1753949
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

214 Brazilian Avenue, Suite 200-J Palm Beach, FL	33480
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 805-3588

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-third of one redeemable Warrant	CLBR.U	The New York Stock Exchange

Class A Ordinary Shares, par value $0.0001 per share	CLBR	The New York Stock Exchange

Warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	CLBR.WS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒      No ☐

The registrant’s securities were not listed on any exchange and had no market value as of the last business day of the second fiscal quarter of 2023. The registrant’s Units begin trading on the New York Stock Exchange on November 21, 2023 and the registrant’s Class A Ordinary Shares and Warrants began trading on the New York Stock Exchange on January 11, 2024. The aggregate market value of the registrant’s outstanding Units, other than Units held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Units on December 29, 2023, the last business day of the reporting period, as reported on the New York Stock Exchange was $171,360,000.

As of March 25, 2024, there were 17,000,000 Class A Ordinary Shares, par value $0.0001 per share, and 4,250,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. These statements are based on Management’s (as defined below) current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial Business Combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination, as a result of which they would then receive expense reimbursements;

●	the potential incentive to consummate an initial Business Combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price for the Founder Shares (as defined below) paid by our Sponsor (as defined below);

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●

the impact on the amount held in the Trust Account, our capitalization, principal shareholders and other impacts on our Company (as defined below) or Management Team should we seek to extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;

●	our financial performance; or

●	the other risks and uncertainties discussed in “Item 1A. Risk Factors” below.

Additionally, on January 24, 2024, the SEC (as defined below) adopted the 2024 SPAC Rules (as defined below), which will become effective on July 1, 2024, that will affect SPAC (as defined below) Business Combination transactions. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act (as defined below), including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2024 SPAC Rules” are to the new rules and regulations for SPACs adopted by the SEC on January 24, 2024, which will become effective on July 1, 2024;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated November 20, 2023, we entered into with an affiliate of our Sponsor, for office space and secretarial and administrative support services;

●	“Amended and Restated Memorandum” are to our Amended and Restated Memorandum and Articles of Association, as amended and currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to November 24, 2025 (or (x) February 24, 2026 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by November 24, 2025, or (y) or such earlier time as determined by our Board), that we have to consummate an initial Business Combination, or (ii) such other time period in which we must consummate an initial Business Combination pursuant to an amendment to our Amended and Restated Memorandum and consistent with applicable laws, regulations and stock exchange rules;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“Colombier 1” are to Colombier Acquisition Corporation (NYSE: CLBR), a publicly traded SPAC (as defined below);

●	“Colombier 1 Business Combination” are to the Business Combination between Colombier 1 and PSQ Holdings, Inc. consummated on July 19, 2023, resulting in PublicSq. (as defined below);

●	“Company,” “our,” “we,” or “us” are to Colombier Acquisition Corp. II, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Public Warrants (as defined below);

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“EIG” are to entrepreneurship, innovation & growth;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and the Class A Ordinary Shares that (i) will be issued upon the automatic conversion of the Class B Ordinary Shares at the time of our Business Combination as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below)) or (ii) are issued at any time prior to our initial Business Combination, upon conversion of Class B Ordinary Shares at the option of the holder as described herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on November 24, 2023;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on September 27, 2023;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on October 6, 2023, as amended, and declared effective on November 20, 2023 (File Nos. 333-274902 and 333-275674);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Letter Agreement” are to the Letter Agreement, dated November 20, 2023, we entered into with our officers, directors and Sponsor;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“NYSE” are to the New York Stock Exchange;

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Permitted Withdrawals” are to amounts withdrawn from our Trust Account to (i) fund our working capital requirements, subject to an annual limit of $1,000,000, and (ii) pay our taxes, notwithstanding the $1,000,000 annual limitation applicable to working capital withdrawals; all Permitted Withdrawals can only be made from interest and not from the principal held in the Trust Account;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

●	“Private Placement Warrants” are to the warrants issued to our Sponsor in the Private Placement;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that the Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“PublicSq.” are to PublicSq. Holdings, Inc. (NYSE: PSQH);

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2023;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Services and Indemnification Agreement” are to the Services and Indemnification Agreement, dated November 20, 2023, we entered into with an affiliate of the Sponsor, Omeed Malik, Joe Voboril, Andrew Nasser and Jordan Cohen, pursuant to which, among other things, we pay such affiliate of the Sponsor $60,000 per month for the services of our Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, and Chief Operating Officer;

●	“SPACs” are to special purpose acquisition companies;

●	“Sponsor” are to Colombier Sponsor II LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $170,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated November 20, 2023, which we entered into with Continental, as trustee of the Trust Account;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-third of one Public Warrant;

●	“Warrant Subscription Agreement” are to the Warrant Subscription Agreement, dated as of November 20, 2023, we entered into with our Sponsor, pursuant to which, the Sponsor purchased 5,000,000 Private Placement Warrants in the Private Placement;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

v

PART I

Item 1. Business.

Overview

We are a blank check company incorporated as an exempted company under the laws of the Cayman Islands on September 27, 2023, which seeks to effect a Business Combination with one or more businesses or entities. To date, our efforts have been limited to organizational activities, activities related to our Initial Public Offering, and searching for a Business Combination target. As of the date of this Report, we have not selected any specific Business Combination target. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial Business Combination.

The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto

Initial Public Offering

On November 24, 2023, we consummated our Initial Public Offering of 17,000,000 Units, including 2,000,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option. Each Unit consists of one Public Share and one-third of one Public Warrant, with each Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per whole share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to our Company of $170,000,000.

Simultaneously with the closing of the Initial Public Offering, we completed the private sale of an aggregate of 5,000,000 Private Placement Warrants to our Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $5,000,000.

A total of $170,000,000, comprised of $167,450,000 of the proceeds from the Initial Public Offering and $2,550,000 of the proceeds of the Private Placement was placed in the Trust Account maintained by Continental, acting as trustee.

It is the job of our Sponsor and Management Team to complete our initial Business Combination. We must complete our initial Business Combination by November 24, 2025, the end of our Combination Period, which is 24-months from the closing of our Initial Public Offering, unless (i) we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by November 24, 2025, in which case we will have until February 24, 2026 to consummate an initial Business Combination, or (ii) we decide to pursue an amendment to our Amended and Restated Memorandum and select another time period in which we must consummate an initial Business Combination. If our initial Business Combination is not consummated by the end of our Combination Period, then our existence will terminate, and we will distribute all amounts in the Trust Account, as described further herein.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares. Such redemptions will likely have a material adverse effect on the amount held in our Trust Account, our capitalization, principal shareholders and other impacts on our Company or Management Team, such as our ability to maintain our listing on NYSE.

Colombier 1

As indicated above, certain members of our Management Team (including one of our independent directors) were formerly members of the management team of Colombier 1. On June 11, 2021, Colombier 1 consummated its initial public offering (the “Colombier 1 IPO”) of 15,000,000 units. The units were sold at a price of $10.00 per unit, generating gross proceeds of $150,000,000. In addition, simultaneously with the closing of the Colombier 1 IPO, Colombier 1 completed the private sale of an aggregate of 5,250,000 warrants (the “Colombier 1 PPWs”), at a purchase price of $1.00 per warrant to its sponsor, generating gross proceeds of $5,250,000. On July 1, 2021, the Colombier 1 IPO underwriters exercised the over-allotment option in full and purchased an additional 2,250,000 units, generating gross proceeds of $22,500,000. A total of $172,500,000 of the net proceeds from the sale of the units (including the over-allotment units and the Colombier 1 PPWs) was placed in a U.S.-based trust account. Colombier 1 consummated the Colombier 1 Business Combination on July 19, 2023. PublicSq.’s shares of Class A common stock and warrants trade on the NYSE under the symbols “PSQH” and “PSQH WS,” respectively. Michael Seifert, the Founder, Chief Executive Officer, President and Chairman of PublicSq. serves as one of our directors.

General

Our Management Team is predominantly composed of principals of Farvahar Partners, a boutique investment bank and broker/dealer that acts as an advisor and liquidity provider to high growth venture backed companies and institutional investors, 1789 Capital, an investment firm that provides financing to companies in the budding EIG economy, and former executives, and board members from Colombier 1, which merged with PublicSq. in July 2023 in the Colombier 1 Business Combination, as further discussed below.

During their extensive careers, our Management Team has earned the trust and respect of founders, executives, investors, and trendsetters in a wide range of sectors, including but not limited to finance, tech-enabled services, entertainment, digital marketplaces, software, information services, telecommunications, industrial manufacturing, and social media. These relationships have been cultivated through their various roles as operators, investment bankers, investors, and legal counsel across these industries.

We believe that our Management Team is well positioned to identify and execute compelling Business Combination opportunities. Our objectives are to generate attractive returns for shareholders and enhance value through identifying a high-quality target, negotiating favorable acquisition terms for our shareholders, and leveraging our expertise and network to improve business performance of the newly-publicly listed company.

The management team of Colombier 1 successfully identified and consummated an initial Business Combination with PublicSq., a digital marketplace designed to cater to consumers seeking products and businesses aligned with traditional American values, often overlooked today by corporate America. We believe that PublicSq. provides a compelling function in facilitating consumer transactions within the burgeoning “patriotic parallel economy.”

The Colombier 1 leadership recognized that PublicSq. possessed attributes that rendered it an attractive investment proposition. These included its potential for scalable growth, robust competitive positioning, and an experienced management team. In our pursuit of Business Combination transactions, we favor potential target companies with similar industry and business characteristics, and we are confident in our ability to identify additional targets that exhibit similarly compelling qualities.

Our Management Team utilized their professional network and expertise to help foster the growth of PublicSq. This effort included accessing new sales channels and partnership opportunities, securing supplementary private capital in addition to the substantial funding provided by the Colombier 1 Business Combination, and assembling a prospective public company board equipped to provide strategic direction. From the date Colombier 1 announced its merger with PublicSq. On February 27, 2023 to July 31, 2023, a few days after the close of Colombier 1 Business Combination, PublicSq.’s number of active consumer members grew by 218%. Our Management Team’s commitment to PublicSq. remains unwavering as certain members continue to support the company as board directors and special advisors. We are confident that our collective expertise, extensive experience with public listing vehicles, and expansive network can be harnessed to generate value for any potential target identified by us, thereby benefiting our investors.

We believe investor interest in companies like PublicSq demonstrates the market’s excitement to invest in EIG opportunities, a set of era-defining business and investment opportunities that we believe will build the next period of American prosperity. Some of these opportunities include, but are not limited to, parallel economies, the return of products and services developed within the United States, sectors with impaired value due to certain investor mandates and businesses within regulated areas that are disrupting inefficiencies related thereto.

We believe millions of Americans are willing and able to vote with their dollars every day, and businesses have just begun to leverage this trend. We envision an economic landscape where values-aligned business transactions become normative and where EIG opportunities emerge as winners. We believe PublicSq.’s growth to date, as discussed above, evidences these trends, and we believe there are other similarly compelling opportunities.

Our Sponsor and members of our Management Team are affiliated with 1789 Capital, an investment firm focused on unlocking value across EIG opportunities. We believe our Management Team is well positioned to find additional EIG opportunities and are recognized by companies as leading investors in the space.

Additionally, our team’s access and credibility within the EIG ecosystem allows us to credentialize a merger target amongst like-minded, values-aligned American investors, consumers, media, and social networks, as well as introduce our Company to new business partnerships and sales opportunities. We believe a target will recognize the value our team can create, both for the target and our shareholders.

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we are focusing on industries that complement our Management Team’s background and network, and capitalize on the ability of our Management Team to identify and acquire a business.

With respect to the foregoing experiences of our Management Team, past performance is not a guarantee (i) that we will be able to identify a suitable candidate for our initial Business Combination or (ii) of success with respect to any Business Combination we may consummate. Our shareholders should not rely on the historical record of our Management Team’s performance as indicative of our future performance. For more information on the experience and background of our Management Team, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

Business Strategy

Our strategy is to:

●	deliver creative approaches to transaction sourcing, including leveraging our network;

●	leverage the strategic and transactional experience of our Management Team to bring advice and attention to potential Business Combination targets; and

●	utilize our understanding of financial markets and events, financing, and overall corporate strategy options in service of these goals.

Our selection process benefits from our Management Team’s network of industry experts, venture capital investors, private equity Sponsors, credit investors, lending community members, entertainment and social media figures, as well as relationships with management teams of public and private companies, investment bankers, attorneys and accountants, which we believe should provide us with a number of Business Combination opportunities.

We deploy a proactive, thematic sourcing strategy and focus on companies where we believe the combination of our leadership experience, relationships, capital and capital markets expertise can be catalysts to transform a target company and can help accelerate the target’s growth and performance.

Upon completion of our Initial Public Officering, members of our Management Team began (i) communicating with their network of relationships to articulate our initial Business Combination criteria, including the parameters of our search for a target business, and (ii) a disciplined process of pursuing and reviewing promising leads.

Competitive Strengths

We believe the capabilities of our Management Team provide us with a significant pipeline of opportunities from which to evaluate and select a business that will benefit from our expertise. We believe many of our Management Team’s competitive strengths were evidenced as part of Colombier 1’s merger with PublicSq. We leverage these strengths for the benefit of our shareholders. Our competitive strengths include the following:

●	Investing Experience. We believe that our Management Team’s track record of identifying and sourcing blank check transactions, as well as broader investment expertise, positions us well to appropriately evaluate potential Business Combinations and select one that will be well received by the public markets.

●	Differentiated Sourcing Capabilities and Industry Access. We believe the capabilities and connections associated with our Management Team will provide us with a differentiated pipeline of acquisition opportunities that would be difficult for other participants in the market to replicate. These sourcing capabilities are further bolstered by our Management Team’s deep industry relationships and reputation, particularly across the venture community and within the EIG ecosystem.

Members of our Management Team are closely affiliated with 1789 Capital and have what we believe is unique access and credibility within the EIG ecosystem. We believe this affiliation should provide superior deal flow and make us the preferred partner for growing, values-aligned companies.

Additionally, members of our Management Team are respected leaders and established connectors in the entertainment, social, and technology space. They, have decades of entrepreneurship experience and relationship networks built up over this time. Our Management Team is well-attuned to the consumer technology ecosystem and has unique access to celebrities, tastemakers, investors, and entrepreneurs. We believe these relationships are assisting in our target sourcing efforts.

●	Capital Markets Experience. Our Management Team believes it has substantial capital markets expertise that makes us an attractive Business Combination partner to target businesses. Members of our Management Team, who are also principals with Farvahar Partners, have advised on and/or helped facilitate raising over $3.5 billion of growth capital to date. It has raised capital in various complex financing arrangements, including equity, debt, and mezzanine capital through both private raises and public offerings.

In February 2023, as further described above, Colombier 1, led by members of our Management Team, announced the Colombier 1 Business Combination, which closed in July 2023. PublicSq was acquired in the Colombier 1 Business Combination for approximately $200 million, and the transaction provided nearly $60 million in gross equity proceeds to support the growth of the combined company.

Additionally, a member of our Management Team, as part of the Sponsor teams supporting Churchill Capital investment vehicles, has additionally assisted in completing four SPAC Business Combinations associated with SPAC initial public offerings with proceeds of over $4.5 billion and PIPE capital of $5.6 billion.

●	Execution & Structuring Capability. We believe that our Management Team’s expertise and reputation allows us to source and complete transactions possessing structural attributes that create an attractive investment thesis. These types of transactions are typically complex and require creativity, industry knowledge and expertise, rigorous due diligence, and extensive negotiations and documentation. We believe that by focusing our investment activities on these types of transactions, we are able to generate investment opportunities that have attractive risk/reward profiles based on their valuations and structural characteristics.

Farvahar Partners, a boutique investment bank with principals that are members of our Management Team, brings execution and structuring experience to the transaction. Farvahar Partners has developed extensive relationships across several industry verticals by advising growth businesses on capital formation strategies and acting as a liquidity provider on behalf of these companies’ founders and institutional investors. It also offers other investment banking services to its clients.

●	Credentializing Ability. Our Management Team, which comprises of principals from 1789 Capital, has an established reputation within the EIG ecosystem that enables us to credentialize a merger target and public listing to a community of values-driven American investors, consumers, media outlets, and social networks. We believe a prospective target will seek our assistance with being introduced to, or strengthening its relationship within, our ecosystem.

●	Ability To Drive Business Growth. Our Management Team is well-positioned to create value for a target company during a public listing transaction and after merger close. We believe our Management Team has evidenced our capabilities for EIG opportunities as part of the Colombier 1 Business Combination. Through our access and network, we can assist a target with forming new partnerships, generating revenue opportunities, accessing communications channels to customers and investors, recruiting experienced executives and directors, securing additional capital, optimizing capital structure, assessing strategic alternatives and acquisitions, and other value-enhancing initiatives.

Additionally, members of our Management Team have a track record of building and boosting brands by partnering with influential figures with large followings, particularly in crowded industries with limited differentiation. This includes collaborating with celebrities, influencers and internet personalities to leverage their platforms and distinguish brands in competitive markets.

We believe that our comprehensive suite of capabilities strongly resonates with potential targets, particularly those within the EIG ecosystem.

Investment Criteria

We have developed the following high level, non-exclusive investment criteria, and we use it to screen for and evaluate target businesses. We seek to acquire a business that has:

●	$150M to $2B Target Size. We seek to acquire a business with an aggregate enterprise value between $150 million and $2 billion.

●	Scalable Growth Platform. We focus on businesses that can efficiently expand their operations to capture new markets and respond to increased demand, thereby ensuring sustained growth.

●	Strong Competitive Positioning. We seek a business with defensible, highly differentiated technologies, strong intellectual property portfolios, and distinct advantages in safeguarding their competitive position and maintaining innovation.

●	Committed and Capable Management Team. We seek to acquire a business with a professional management team whose interests are aligned with those of our investors and complement the expertise of our Management Team. Where necessary, we may also look to complement and enhance the capabilities of the target business’s management team or board by recruiting additional talent through our network of contacts.

●	Benefit from Being a Public Company. We intend to acquire a business that will benefit from being publicly traded and can effectively utilize the broader access to capital and public profile that are associated with being a publicly traded company.

●	Sourced Through our Proprietary Channels. We do not participate in broadly marketed processes, but rather are aiming to leverage our extensive network to source our Business Combination.

●	Benefit from our Unique Capabilities. We seek to acquire a business where the collective capabilities of our Management Team and Sponsor can be leveraged to tangibly improve the operations and market position of the target.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general guidelines, as well as on other considerations, factors and criteria that our Management may deem relevant. Any particular Business Combination opportunity that we ultimately determine to pursue may only meet some, but not all, of the above criteria.

Our Acquisition Process

In evaluating a prospective target business, we conduct a thorough due diligence review that encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information that are made available to us.

As of the date of this Report, we have not selected any specific Business Combination target. Accordingly, there is no current basis for our shareholders to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial Business Combination. Although our Management will assess the risks inherent in a particular target business with which we may combine, we cannot assure our shareholder that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

Initial Business Combination

NYSE rules require that we must consummate an initial Business Combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes paid or payable on the income earned on the Trust Account) at the time of execution of the definitive agreement for such Business Combination. Our Board of Directors will make the determination as to the fair market value of our initial Business Combination. If our Board of Directors is not able to independently determine the fair market value of our initial Business Combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our Board of Directors will not be able to make an independent determination of the fair market value of our initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.

We anticipate structuring our initial Business Combination so that the post-transaction company in which our Public Shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders (or for other reasons), but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% fair market value test described above. If the Business Combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses.

Pursuant to our Amended and Restated Memorandum, we have until the end of our Combination Period, November 24, 2025 (or February 24, 2026 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by November 24, 2025), or until such earlier liquidation date as our Board of Directors may approve, to complete an initial Business Combination. However, we may hold a shareholder vote at any time to amend our Amended and Restated Memorandum to modify the amount of time we will have to consummate an initial Business Combination (as well as to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we have not consummated an initial Business Combination within the time periods described herein or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity). As described herein, our Sponsor, executive officers, directors and directors have agreed that they will not propose any such amendment unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of Permitted Withdrawals), divided by the number of then-outstanding Public Shares, subject to the limitations described herein.

Sourcing of Potential Initial Business Combination Targets

We believe our Management Team is well positioned to identify unique opportunities across the private company landscape in the EIG industries. Our selection process leverages our relationships with leading private company founders, executives of private and public companies, venture capitalists, private equity and growth equity funds.

We may engage the services of professional firms or other individuals that specialize in business acquisitions in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our Management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our Management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. Any such payments prior to our initial Business Combination will be made from funds (i) held outside the Trust Account or (ii) from Permitted Withdrawals.

We are not prohibited from paying any fees (such as advisory fees), reimbursements or cash payments to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial Business Combination, including the following payments, all of which, if made prior to the completion of our initial Business Combination, will be paid from funds (i) held outside the Trust Account or (ii) from Permitted Withdrawals:

●	Repayment of up to an aggregate of $300,000 in loans under the IPO Promissory Note, made to us by our Sponsor, to cover offering-related and organizational expenses;

●	Payment to an affiliate of our Sponsor of $10,000 per month, for office space and secretarial and administrative support services; upon completion of our initial Business Combination or our liquidation pursuant to the Administrative Services Agreement, we will cease paying these monthly fees;

●	Payment to an affiliate of our Sponsor, of $60,000 per month for the services of our Chief Executive Officer, Chief Financial Officer, Chief Investment Officer and Chief Operating Officer pursuant to the Services and Indemnification Agreement; upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees;

●	Reimbursement for any out of-pocket expenses related to identifying, investigating and completing an initial Business Combination;

●	Payment of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial Business Combination; and

●	Repayment of Working Capital Loans that may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial Business Combination. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, executive officers or directors, or completing the Business Combination through a joint venture or other form of shared ownership with our Sponsor, executive officers or directors. In the event we seek to complete an initial Business Combination with a target that is affiliated with our Sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions stating that such an initial Business Combination is fair to our Company from a financial point of view and a majority of our disinterested and independent directors approve such transaction.

Certain members of our Management Team (including our independent directors) directly or indirectly own Founder Shares and/or Private Placement Warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. The low price that our Sponsor and/or our executive officers and directors (directly or indirectly) paid for the Founder Shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for Public Shareholders. If we are unable to complete our initial Business Combination within the Combination Period, the Founder Shares and Private Placement Warrants may expire worthless, except to the extent the holders thereof receive liquidating distributions from assets outside the Trust Account, which could create an incentive for our Sponsor and our executive officers and directors to complete any transaction, regardless of its ultimate value. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity, subject to their fiduciary duties under the Companies Act. Our Amended and Restated Memorandum provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter that may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial Business Combination.

In addition, our Sponsor and our officers and directors may sponsor or form other SPACs similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial Business Combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial Business Combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial Business Combination.

Financial Position

With funds available for a Business Combination as of December 31, 2023 in the amount of approximately $170,856,457 (before redemptions, any Permitted Withdrawals, and payment of $5,950,000 of deferred underwriting fees), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial Business Combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our Management Team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our Management Team will remain with the combined company will be made at the time of our initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination. Moreover, members of our Management Team may not have significant experience or knowledge relating to the operations of the particular target business.

Our key personnel may not remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial Business Combination.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our Amended and Restated Memorandum. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under the NYSE’s listing rules, shareholder approval would be required for our initial Business Combination if, for example:

●	we issue (other than in a public offering for cash) Class A Ordinary Shares that will either (a) be equal to or in excess of 20% of the number of Class A Ordinary Shares then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

●	any of our directors, officers or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of Ordinary Shares to be issued, or if the number of Ordinary Shares into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of Ordinary Shares or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of Ordinary Shares or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

●	the issuance or potential issuance of Ordinary Shares will result in our undergoing a change of control.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase Public Shares and/or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. There is no limit on the number of Public Shares or Public Warrants our Sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our Sponsor, directors, officers, advisors or their affiliates purchase Public Shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met, or to reduce the number of shares being submitted for redemption. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A Ordinary Shares or Public Warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our Sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A Ordinary Shares) following our mailing of proxy materials in connection with our initial Business Combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial Business Combination, whether or not such shareholder has already submitted a proxy with respect to our initial Business Combination, but only if such shares have not already been voted at the general meeting related to our initial Business Combination. Our Sponsor, executive officers, directors, advisors or any of their affiliates will select which shareholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our Sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of an initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of Permitted Withdrawals), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. As of December 31, 2023, the amount in the Trust Account was approximately $10.05 per Public Share (before any Permitted Withdrawals). The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters.

Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares they may hold in connection with the completion of our initial Business Combination.

Limitations on Redemptions

Our Amended and Restated Memorandum provides that we will only consummate an initial Business Combination if our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial Business Combination. In addition, our proposed initial Business Combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any shares in connection with such initial Business Combination, and all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of our Initial Public Offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company (other than with a 90% subsidiary of ours) and any transactions where we issue more than 20% of our outstanding Ordinary Shares or seek to amend our Amended and Restated Memorandum would require shareholder approval. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with the NYSE’s shareholder approval rules.

The requirement that we provide our Public Shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above will be contained in provisions of our Amended and Restated Memorandum and will apply whether or not we maintain our registration under the Exchange Act or our listing on the NYSE. Such provisions may be amended if approved by a special resolution of our shareholders, which is a resolution passed by at least two-thirds of the shareholders as, being entitled to do so, vote in person or by proxy at a general meeting of the company and includes a unanimous written resolution.

If we provide our Public Shareholders with the opportunity to redeem their Public Shares in connection with a general meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

If we seek shareholder approval, we will complete our initial Business Combination only if we receive the approval of an ordinary resolution under our Amended and Restated Memorandum and Cayman Islands law, which is a resolution passed by a simple majority of the shareholders as, being entitled to do so, vote at a general meeting of the company and includes a unanimous written resolution. In accordance with our Amended and Restated Memorandum, a quorum for such meeting will be holders of one-third of the shares in the capital of the company being individuals present in person or by proxy or if a corporation or other non-natural person by its duly authorized representative or proxy at the general meeting. Our Sponsor will count towards this quorum and, pursuant to the Letter Agreement, our Sponsor, officers and directors have agreed to vote any Founder Shares and any Public Shares purchased during or after our Initial Public Offering (including in open market and privately-negotiated transactions) in favor of our initial Business Combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result, in addition to our Sponsor’ Founder Shares, we would need 6,375,001, or approximately 37.5% of the 17,000,000 Public Shares issued and outstanding to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved (assuming all outstanding shares are voted and applicable law does not require approval by a greater majority than an ordinary resolution). Assuming that only one-third of our issued and outstanding Ordinary Shares, representing a quorum under our amended and restated memorandum and articles of association, are voted, we will not need any Public Shares in addition to our Founder Shares to be voted in favor of an initial Business Combination in order to have an initial Business Combination approved. These quorum and voting thresholds, and the voting agreements of our Sponsor, may make it more likely that we will consummate our initial Business Combination. Each Public Shareholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a shareholder on the record date for the shareholder meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial Business Combination, which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Shareholders not tendering more than a specified number of Public Shares, which number will be based on the requirement that we will only consummate an initial Business Combination if our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial Business Combination. If Public Shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial Business Combination.

Upon the public announcement of our initial Business Combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A Ordinary Shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the DWAC System, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming Public Shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial Business Combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by Public Shareholders who elected to redeem their shares.

Our Amended and Restated Memorandum provides that we will only consummate an initial Business Combination if our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial Business Combination. In addition, our proposed initial Business Combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any shares in connection with such initial Business Combination, and all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of our Initial Public Offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Amended and Restated Memorandum provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering (the “Excess Shares”), without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our Management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the DWAC System, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. Accordingly, a Public Shareholder would have up to two business days prior to the vote on the initial Business Combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a Public Share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their shares will be distributed promptly after the completion of our initial Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our Public Shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial Business Combination is not completed, we may continue to try to complete an initial Business Combination with a different target until the end of the Combination Period.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our Amended and Restated Memorandum provides that we will have only until the end of the Combination Period to complete our initial Business Combination. If we are unable to complete our initial Business Combination within such Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of Permitted Withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under the Companies Act to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period.

Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to complete our initial Business Combination within the Combination Period. However, if our Sponsor or Management Team acquire Public Shares in or after our Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the allotted Combination Period.

Our Sponsor, officers and directors have agreed, pursuant to the Letter Agreement with us, that they will not propose any amendment to our Amended and Restated Memorandum to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of Permitted Withdrawals), divided by the number of then outstanding Public Shares. However, we will only redeem our Public Shares if our net tangible assets will be at least $5,000,0001 either immediately prior to or upon consummation of our initial Business Combination.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,292,907 proceeds held outside the Trust Account as of December 31, 2023, although there may not be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes or make other Permitted Withdrawals, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account and any Permitted Withdrawals or expenses for the dissolution of the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.05. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. We cannot assure our shareholders that the actual per-share redemption amount received by shareholders will not be substantially less than $10.05. While we intend to pay such amounts, if any, we may not have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses, and other entities with which we do business execute agreements, with us waive any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our Management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if Management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by Management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where Management is unable to find a service provider willing to execute a waiver. The underwriters of our Initial Public Offering and Withum, our independent registered public accounting firm, will not execute agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust Account assets, less Permitted Withdrawals; provided that, such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Our Sponsor may not be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial Business Combination, and our shareholders would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the Trust Account assets, in each case less Permitted Withdrawals, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, due to claims of creditors, the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2023, we had access to up to approximately $1,292,907 from the proceeds of our Initial Public Offering, as well as any Permitted Withdrawals, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we may not be able to return $10.05 per share to our Public Shareholders. Additionally, if we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent preference, conveyance or disposition.” As a result, a bankruptcy or other court could seek to recover some or all amounts received by our shareholders. Furthermore, our Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure our shareholders that claims will not be brought against us for these reasons.

Our Public Shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our initial Business Combination within the Combination Period, (ii) in connection with a shareholder vote to amend our Amended and Restated Memorandum to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial Business Combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial Business Combination, a shareholder’s voting in connection with the Business Combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our Amended and Restated Memorandum, like all provisions of our Amended and Restated Memorandum, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial Business Combination, we encounter competition from other entities having a business objective similar to ours, including other SPACs, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Shareholders who exercise or are forced to exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Employees

We currently have 4 executive officers. These individuals are not obligated to devote any specific number of hours to our matters, but they devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they devote in any time period varies based on the stage of the Business Combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial Business Combination.

Periodic Reporting and Financial Information

We have registered our Units, Public Shares and Public Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by Withum, our independent registered public accountant.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial Business Combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. We cannot assure our shareholders that any particular target business identified by us as a potential Business Combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential Business Combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2024 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial Business Combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law that is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following November 24, 2028, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our Ordinary Shares held by non-affiliates exceeds $250 million as of the prior June 30th, and (ii) our annual revenues exceed $100 million during such completed fiscal year or the market value of our Ordinary Shares held by non-affiliates exceeds $700 million as of the prior June 30.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	we are a blank check company and an early stage company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial Business Combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial Business Combination;

●	our officers and directors may have difficulties allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial Business Combination;

●	we may not be able to obtain additional financing to complete our initial Business Combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial Business Combination at a price that is less than the prevailing market price of our shares at that time;

●	our shareholders may not be given the opportunity to choose the initial business target or to vote on the initial Business Combination;

●	Trust Account funds may not be protected against third-party claims or bankruptcy;

●	an active market for our public securities may not develop and our shareholders will have limited liquidity and trading;

●	the availability to us of funds from interest income on the Trust Account from Permitted Withdrawals may be insufficient to operate our business prior to the Business Combination;

●	our financial performance following a Business Combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial Business Combination, which could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;

●	we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as a financial advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the Trust Account only upon completion of an initial Business Combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination;

●	we may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all;

●	since our Sponsor will lose its entire investment in us if our initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our Sponsor, officers and directors may profit substantially even under circumstances in which our Public Shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination;

●	the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Ordinary Shares at such time is substantially less than $10.05 per share (as of December 31, 2023);

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only approximately $10.05 per share (as of December 31, 2023), or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless;

●	we may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination;

●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects;

●	we do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial Business Combination with which a substantial majority of our shareholders or warrant holders do not agree;

●	military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination; and

●	if our initial Business Combination involves a company organized under the laws of a state of the United States, it is possible the Excise Tax will be imposed on us in connection with redemptions of our Ordinary Shares after or in connection with such initial Business Combination.

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a Business Combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, conflict in the Middle East, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate a Business Combination.

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results and our ability to consummate a Business Combination could be adversely affected.

If we seek to further extend the Combination Period, such extension would not be in compliance with NYSE rules, and unless NYSE were to grant us an exemption, will likely lead NYSE to suspend trading in or delist our securities.

Our securities are listed on NYSE. Section 102.06(e) of the NYSE Manual requires that a SPAC complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement, which, in our case, would be November 20, 2026 (the “NYSE Deadline”). If we were to seek to further extend the Combination Period beyond November 20, 2026, our Combination Period would extend beyond the NYSE Deadline. Consequently, further extension of our Combination Period does not comply with NYSE rules. There is a risk that, even if an extension were approved by our shareholders, trading in our securities may be suspended and we may be subject to delisting by NYSE. We cannot assure you that (i) NYSE will not delist our securities in the event such an extension were approved and we do not complete one or more Business Combinations by the NYSE Deadline, (ii) we will be able to obtain a hearing with NYSE’s Hearings Panel to appeal the delisting determination, or (iii) our securities will not be suspended pending the Hearing Panel’s decision.

If NYSE delists any of our securities from trading and we are unable to list our securities on another national securities exchange, we expect our securities could potentially be quoted on an over-the-counter market. However, if this were to occur, we could face significant material adverse consequences.

Cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with whom we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. Any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On January 24, 2024, the SEC adopted the 2024 SPAC Rules requiring, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the 2024 SPAC Rules and related guidance may (i) increase the costs of and the time needed to negotiate and complete an initial Business Combination and (ii) constrain the circumstances under which we could affect our ability to complete an initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

The SEC‘s adopting release with respect to the 2024 SPAC Rules provided guidance relating to the potential status of SPACs as investment companies subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company is dependent on specific facts and circumstances and we can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including (i) restrictions on the nature of our investments; and (ii) restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including: (i) registration as an investment company; (ii) adoption of a specific form of corporate structure; and (iii) reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We are mindful of the SEC’s investment company definition and guidance and intend to complete an initial Business Combination with an operating business, and not with an investment company, or to acquire minority interests in other businesses exceeding the permitted threshold.

We do not believe that our business activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, instruct Continental, as trustee of the Trust Account, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

Pursuant to the Trust Agreement, Continental is not permitted to invest in securities or assets other than as described above. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intended to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Initial Public Offering was not intended for persons who were seeking a return on investments in government securities or investment securities. The Trust Account is intended solely as a temporary depository for funds pending the earliest to occur of: (i) the completion of our initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our Amended and Restated Charter (x) in a manner that would affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period; or (y) with respect to any other provision relating to the rights of holders of shares of our Class A Ordinary Shares or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within the Combination Period, our return of the funds held in the Trust Account to our Public Shareholders as part of our redemption of the Public Shares.

We are aware of litigation claiming that certain SPACs should be considered investment companies. Although we believe that these claims are without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial Business Combination or may result in our liquidation. If we are unable to complete our initial Business Combination, our Public Shareholders may receive only approximately $10.05 per Public Share (as of December 31, 2023) upon the liquidation of our Trust Account and our Warrants will expire worthless.

For additional risks relating to our operations, other than as set forth above, see the section titled “Risk Factors” contained in our IPO Registration Statement. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

As a blank check company, we do not have any operations and our sole business activity has been to search for and consummate a Business Combination. However, because we have investments in our Trust Account and bank deposits and we depend on the digital technologies of third parties, we and third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, the Management Team will report to the Board of Directors and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering.

Item 2. Properties.

Our executive offices are located at 214 Brazilian Avenue, Suite 200-J, Palm Beach, FL 33480, and our telephone number is (561) 805-3588. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our Sponsor for office space and secretarial and administrative support services, pursuant to the Administrative Services Agreement; upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a) Market Information

Our Units, Public Shares and Public Warrants are each traded on the New York Stock Exchange under the symbols “CLBR.U,” “CLBR” and “CLBR.WS,” respectively. Our Units commenced public trading on November 21, 2023, and our Public Shares and Public Warrants commenced separate public trading on January 11, 2024.

(b) Holders

On March 25, 2024, there was one holder of record of our Units, no holders of record of our Class A Ordinary Shares and one holder of record of our Warrants.

(c) Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

Simultaneously with the closing of the Initial Public Offering, pursuant to the Warrant Subscription Agreement, we completed the sale of an aggregate of 5,000,000 Private Placement Warrants to the Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Warrant, generating gross proceeds to us of $5,000,000. The Private Placement Warrants are identical to the Public Warrant sold in the Initial Public Offering, except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

(f) Use of Proceeds from the Initial Public Offering

On November 24, 2025, we consummated our Initial Public Offering of 17,000,000 Units, including 2,000,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option. Each Unit consists of one Public Share, and one-third of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one share of Class A Ordinary Share for $11.50 per share.

The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $170,000,000. BTIG, LLC acted as sole book runner and representative of the underwriters. On November 24, 2025, simultaneously with the consummation of our Initial Public Offering, we completed the private sale of an aggregate of 5,000,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrants, to our Sponsor, generating gross proceeds of $5,000,000.

Following the closing of our Initial Public Offering and the Private Placement, a total of $170,000,000 comprised of $167,450,000 of the proceeds from the Initial Public Offering (which amount includes $5,950,000 of the underwriters’ deferred discount) and $2,550,000 of the proceeds from the Private Placement, was placed in the Trust Account maintained by Continental, acting as trustee. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. The specific investments in our Trust Account may change from time to time.

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as is described in our final prospectus related to our Initial Public Offering and the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company incorporated in the Cayman Islands on September 27, 2023, formed for the purpose of effecting a Business Combination with one or more businesses or entities. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the Private Placement, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure our shareholders that our plans to complete a Business Combination will be successful.

Recent Developments

On January 9, 2024, we announced that, commencing on January 11, 2024, the holders of the Units, each Unit consisting of one Public Share and one-third of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share, could elect to separately trade the Public Shares and the Public Warrants included in the Units. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. Any Units not separated will continue to trade on the New York Stock Exchange under the symbol “CLBR.U.” The Public Shares and the Public Warrants now trade on the New York Stock Exchange under the symbols “CLBR” and “CLBR.WS,” respectively. Holders of Units will need to have their brokers contact Continental, our transfer agent, in order to separate the Units into Public Shares and Public Warrants.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 27, 2023 (inception) through December 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from September 27, 2023 (inception) through December 31, 2023, we had a net income of $414,496, which consisted of interest earned on marketable securities held in the Trust Account of $856,457, offset by operating expenses of $441,961.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity and Capital Resources

On November 24, 2023, we consummated the Initial Public Offering of 17,000,000 Units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 2,000,000 Units, at $10.00 per Unit, generating gross proceeds of $170,000,000. Simultaneously with the closing of the Initial Public Offering, pursuant to the Warrant Subscription Agreement, we consummated the sale of 5,000,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, or $5,000,000 in the aggregate.

For the period from September 27, 2023 (inception) through December 31, 2023, net cash used in operating activities was $680,873. Net income of $414,496 was affected by interest earned on marketable securities of $856,457, formation and operation expenses paid by the Sponsor of $84,729 and changes in operating assets and liabilities, which used $323,641 of cash from operating activities.

From interest earned on the Trust Account, we can withdraw, as Permitted Withdrawals, (i) up to $1,000,000 annually to fund working capital requirements in connection with completing a Business Combination and (ii) funds to pay our taxes. As of December 31, 2023, there have been no such Permitted Withdrawals from the Trust Account.

On September 27, 2023, the Sponsor loaned us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to the IPO Promissory Note. This loan was non-interest bearing and payable on the earlier of December 31, 2024, or the date on which we consummated the Initial Public Offering. The outstanding balance of $196,319 was repaid at the closing of the Initial Public Offering on November 24, 2023, and borrowings under the IPO Promissory Note are no longer available.

At December 31, 2023, we had cash and marketable securities held in the Trust Account of $170,856,457 (including approximately $856,457 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of Permitted Withdrawals and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account for any Permitted Withdrawals. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2023, we had cash of $1,292,907 held outside of the Trust Account. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required on a non-interest bearing basis. If we complete the initial Business Combination, we will repay such Working Capital Loans. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. There are no Working Capital Loans outstanding as of December 31, 2023.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the (i) the Administrative Services Agreement and (ii) Services and Indemnification Agreement. Under the Administrative Services Agreement, we pay $10,000 per month to an affiliate of our Sponsor for office space and secretarial and administrative support services. Under the Services and Indemnification Agreement, we pay an affiliate of the Sponsor $60,000 per month for the services of our Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, and Chief Operating Officer. We will cease these monthly fees under both the Administrative Services Agreement and the Services and Indemnification Agreement upon the earlier to occur of the completion of our initial Business Combination or liquidation. As of December 31, 2023, we have paid $20,000 and $80,000, respectively, pursuant to the Administrative Services Agreement and the Services and Indemnification Agreement.

The underwriters were entitled to a cash underwriting fee of $0.15 per Unit, or $2,550,000 in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Unit, or $5,950,000 in the aggregate, will be payable to the underwriters for a deferred underwriting fee. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely if we complete an initial Business Combination, subject to the terms of the underwriting agreement for the Initial Public Offering. Up to $0.30 per Unit of the $0.35 at our sole discretion may be reallocated for expenses in connection with our initial Business Combination and working capital needs post the initial Business Combination. Any such reduction of the deferred underwriting fee shall reduce proportionately the deferred underwriting fee to the underwriters and will also reduce proportionately the amount payable to Roth Capital Partners, LLC (“Roth”) under the Financial Advisory Services Agreement (as defined below).

On November 20, 2023, we entered into a Financial Advisory Services Agreement with Roth (the “Financial Advisory Services Agreement”), pursuant to which, Roth provided us with consulting and advisory services in connection with the Initial Public Offering. Roth represented our interests only, was independent of the underwriters and was not a party to any securities purchase agreement with the Company, the underwriters, or investors in relation to the Initial Public Offering. Roth did not participate (within the meaning of FINRA Rule 5110(j)(16)) in the Initial Public Offering; acted as an independent financial adviser (within the meaning of FINRA Rule 5110(j)(9)), and it did not act as an underwriter in connection with the Initial Public Offering. Roth’s fee was $510,000, payable upon the closing of the Initial Public Offering. A deferred fee of up to $1,190,000 will be paid to Roth at the closing of the Business Combination. This deferred fee will only be paid to Roth if the Company completes a Business Combination. Roth’s fees in both cases will be offset from the underwriting fees already recorded between the cash underwriting fee of $2,550,000 and the deferred underwriting fee of $5,950,000, resulting in no additional incremental fee already recorded by the Company.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates. The following are the critical accounting policies:

Ordinary Shares Subject to Possible Redemption

We account for our Ordinary Shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Ordinary Shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. Our Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Ordinary Shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our balance sheet of the financial statement contained elsewhere in this Report.

Warrant Instruments

We account for Warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to a company’s common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of a company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of Warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. Upon review of the warrant agreement we entered into with Continental in connection with the Initial Public Offering, the Management concluded that the Public Warrants and Private Placement Warrants issued pursuant to such warrant agreement qualify for equity accounting treatment.

Net Income per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of shares. Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from income per Ordinary Share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU Topic 2016-13“Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2016-13, as of November 24, 2023. There was no effect from such adoption to the financial statement contained elsewhere in this Report.

In August 2020, the FASB issued ASU Topic 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06, as of September 27, 2023 (inception). There was no effect from such adoption to the financial statement contained elsewhere in this Report.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements included elsewhere in this Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-19 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the fiscal year ended December 31, 2023. Accordingly, Management believes that the financial statement contained elsewhere in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Controls over Financial Reporting

This Report does not include a report of Management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Not applicable.

Item 9B. Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

	Age	Position
Omeed Malik	44	Chief Executive Officer and Chairman of the Board of Directors
Joe Voboril	45	Chief Financial Officer and Co-President
Andrew Nasser	35	Chief Investment Officer and Co-President
Jordan Cohen	44	Chief Operating Officer
Ryan Kavanaugh	48	Director
Chris Buskirk	54	Director
Candice Willoughby	48	Director
Michael Seifert	28	Director

The experience of our directors and executive officers is as follows:

Omeed Malik is our Chief Executive Officer and has served as the Chairman of the Board of Directors since inception. Since 2018, Omeed has served as the Founder and CEO of Farvahar Partners, a boutique investment bank and broker/dealer which acts as an advisor and liquidity provider to high growth venture backed companies and institutional investors. Omeed is also the President of 1789 Capital, an investment firm that provides financing to companies in the budding Entrepreneurship, Innovation & Growth (“EIG”) economy. From 2021 to July 2023, he served as an officer and director of Colombier 1, and since July 2023 has remained a non-executive director of PSQ Holdings, Inc. (NYSE:PSQH) following the consummation of the Colombier 1 Business Combination. Prior to starting his own firm, Omeed was a Managing Director and the Global Head of the Hedge Fund Advisory Business at Bank of America Merrill Lynch from 2012 to 2018. Omeed was also the founder and head of the Emerging Manager Program within the Global Equities business. In this capacity, Omeed was charged with selecting both established and new hedge funds for the firm to partner with and oversaw the allocation of financing/prime brokerage, capital strategy, business consulting and talent introduction resources. Before joining Bank of America Merrill Lynch, Omeed was a Senior Vice President at MF Global where he helped reorganize the firm’s distribution platform globally and developed execution and clearing relationships with institutional clients.

An experienced financial services professional and securities attorney, Omeed was a corporate lawyer at Weil, Gotshal & Manges LLP working on transactional matters in the capital markets, corporate governance, private equity and bankruptcy fields. Omeed has also worked in the United States Senate and House of Representatives. Omeed received a JD, with Honors, from Emory Law School (where he serves on the Advisory Board) and a BA in Philosophy and Political Science, Cum Laude, from Colgate University. He holds FINRA Series 7, 63, 3, 79 and 24 registrations.

Omeed is a Contributing Editor and minority owner of The Daily Caller and was a Term Member of the Council on Foreign Relations and a Centennial Society Member of the Economic Club of New York. Omeed was selected to serve on our Board of Directors due to his significant leadership and financial experience.

Joe Voboril is our Chief Financial Officer and Co-President. Since 2018, Joe has served as the Co-Founder and Managing Partner of Farvahar Partners, a boutique investment bank and broker/dealer which acts as an advisor and liquidity provider to high growth venture backed companies and institutional investors. From 2021 to July 2023, he served as an officer and director of Colombier 1. Since January 2023, he has also been Head of Research of 1789 Capital, an investment firm that provides financing to companies in the budding EIG economy.

Joe was a public market investor at different hedge funds from 2002-2015 where he constructed and risk managed public equity portfolios, in roles ranging from analyst to portfolio manager, and CIO. Despite being a generalist, his areas of focus were in Consumer, Tech/Media/Telecom (TMT), and Financial Institutions. During that period Joe invested into public equity businesses, with a core focus of identifying companies that have surpassed an inflection point.

At Bank of America from 2015 to 2018, Joe co-created the Hedge Fund Advisory group and managed the internal vetting effort of investment managers for Bank of America’s Emerging Manager Program. He also led the banks’ Separately Managed Account (SMA) Initiative, which assisted Pensions, Endowments, and Fund of Funds in optimizing the financing of their multi-manager portfolios.

Joe is a graduate of Colgate University with a double major in Philosophy (honors) and Political Science. He was a member of the Track and Field team. He holds Series 7, 63 and 79 licenses.

Andrew Nasser has served as our Co-President and Chief Investment Officer since inception. Since 2023, Andrew has been a Partner at Farvahar Partners, a boutique investment bank and broker/dealer which acts as an advisor and liquidity provider to high growth venture backed companies and institutional investors. Over his career, Mr. Nasser has reviewed hundreds of investment opportunities for blank check companies in a variety of technology-enabled sectors, including software, mobility, industrial technology, energy storage, data analytics, education technology, social networking, digital marketplaces, and payment processing. He was a special advisor to Colombier 1. Previously, from 2018 to 2021, Andrew led business development for the Churchill Capital public listing investment vehicles as an investment banker with its Sponsor, M. Klein and Company, a boutique merchant bank and strategic advisory firm. Mr. Nasser led or facilitated target sourcing, transaction execution, investment decisions, private capital fundraising, due diligence assessments and investor engagement for five blank check companies, including four Churchill Capital-affiliated entities and for Colombier 1. These included, among others, automotive manufacturer Lucid Motors, data analytics firm Clarivate Analytics, and values-aligned digital marketplace PublicSq. He has also advised companies publicly listed by Churchill Capital and Colombier 1 subsequent to their mergers on capital markets, financing, strategic investments, partnerships, and acquisitions. Prior to joining M. Klein and Company in 2018, Andrew worked for Citigroup Global Markets in their technology, media, and telecommunications investment banking group. Andrew has previously worked as a consultant for Deloitte and PwC. Mr. Nasser is a CFA charterholder, and he holds a bachelor’s degree from Boston College and a master’s degree in business administration from New York University’s Stern School of Business.

Jordan Cohen, who has served as our Chief Operating Officer since inception, has since 2020 been a Partner at Farvahar Partners, a boutique investment bank and broker/dealer which acts as an advisor and liquidity provider to high growth venture backed companies and institutional investors. Jordan is also the Chief Operating Officer of 1789 Capital, an investment firm that provides financing to companies in the budding EIG economy, since January 2023. Jordan was a strategic advisor to Colombier 1 from 2021 to July 2023, and he also served as the President, Chief Financial Officer and a Board Member of Ceres Acquisition Corp (“Ceres”), a Canadian special purpose acquisition company from 2020 to 2022. Ceres announced a $1.844 billion merger with Parallel, however the transaction was mutually terminated by the parties and Ceres ultimately wound up its affairs. Prior to joining Farvahar, from 2009 to 2020, Jordan was the Managing Director of Sierra Bonita Holdings, a family office where he was responsible for evaluating, structuring and managing a multi-strategy portfolio in the consumer and TMT verticals. Jordan was also the Founder and Chief Executive Officer of PLAYLIST, a lifestyle fitness brand, from 2015 to 2020. Jordan has 18 years of experience investing in, and working with, companies in the consumer, technology and wellness industries. Jordan began his career as a corporate attorney at Weil, Gotshal & Manges LP, working on a broad range of transactions, including but not limited to complex M&A, capital markets, restructurings and other private equity transactions. Jordan received a Bachelor of Science & Management in Finance from Tulane University where he graduated magna cum laude and a Juris Doctor with Honors from Emory University School of Law, where he was an Editor of the Emory Law Journal.

Ryan Kavanaugh has served as one of our directors since November 2023. Ryan Kavanaugh is an accomplished, prolific and honored executive in the entertainment industry. Using an intelligent financial model of film finance, and dubbed the creator of “moneyball for movies,” he produced, distributed, and/or structured financing for more than 200 films, generating more than $20 billion in worldwide box office revenue and earning 60 Oscar nominations, holding the distinction of being the 25th highest grossing film producer of all time, including Fast and Furious 2-6, 300, The Social Network, Limitless, Fighter, Talladega Nights, Step Brothers, and Mamma Mia! Ryan and/or his films and shows have been Oscar, Emmy, Grammy and Tony nominated.

Ryan also originated a number of “first of their kind” deals including the creation of Marvel Studios where Kavanaugh pioneered an innovative finance deal for post-bankruptcy Marvel, creating the studio and finance structure which led to Marvel Cinematic Universe. He went on to create the SVOD (streaming) category with Netflix, an agreement that boosted that company’s market capitalization significantly.

Ryan then launched a sports agency from the ground up, known today as Independent Sports & Entertainment, which under Kavanaugh’s leadership grew to become the 2nd largest sports agency in the U.S. with over 2.5 billion dollars in player contracts.

He also created a television production company, now known as Critical Content, producing hit shows like Catfish on MTV and Limitless on CBS, which he sold for $200 million. Prior to its sale the company had 40 television series on air across 19 networks.

Ryan has built and or invested in numerous successful tech and biotech companies including funding PreCash, renamed Noventus, which sold for over $300 million in 2021. Ryan seed invested in ZetaRX, which later reversed into a shell vehicle, Juno, the largest biotech IPO of 2014, and recently lead the acquisition, merger and re-launch of the social media and music app, Triller.

Ryan has earned several achievements and awards, from Variety’s Producer of the Year Award to The Hollywood Reporters Leadership Award, from Fortune’s 40 Under 40 Most Influential People in Business to Forbes’ Future 400, Billion-Dollar Producer by the Daily Variety and the 100 Most Influential People in the World by Vanity Fair.

Since 2017, Ryan has served as co-founder of Triller, one of the three fastest growing social media apps. In November 2020, he started The Fight Club, which launched with the record-breaking Tyson-Roy Jones Jr Pay Per View event becoming the 8th highest grossing PPV event. In 2017, Ryan also launched Proxima, a holding company set up to build media, technology, and related entities. Ryan served as Chief Executive Officer of Relativity Holdings, a media, sports, television and content company in 2016, and in additional roles from 2016 to 2018. Between 2015 and 2018, Relativity Media LLC and certain of its subsidiaries commenced a restructuring action under Chapter 11 of the U.S. Bankruptcy Code. Mr. Kavanaugh has also been subject to certain other litigation over the years, including in connection with his tenure at Relativity and its initial Chapter 11 proceedings. Since 2017, Ryan has served as Chief Executive Officer of Knight Global, a family office. From 2021 to July 2023, he served as a director of Colombier 1.

Given his passion for animals, Ryan is also active in a pet food brand, Dog for Dog, who donates dog food to local and national shelters for each product purchased to save dogs from being euthanized. He also served on the boards of several charitable foundations including the Sheriff’s Youth Foundation and Cedars-Sinai’s Board of Governors and served as the Chairman of Art Of Elysian for almost 8 years amongst others. Ryan was selected to serve on our Board of Directors due to his significant leadership and entrepreneurial experience.

Chris Buskirk has served as one of our directors since November 2023. Since January 2023, he has been the Founder and Chief Investment Officer of 1789 Capital, an investment firm that provides financing to companies in the budding EIG economy. From 2016 to the present, he has been the publisher of American Greatness, a web magazine focused on restoring American prosperity and vitality. Between 1996 and the present, he has founded, built and sold multiple finance businesses including in insurance, reinsurance, specialty lending, and tax-credit financing, including JAS Intermediaries/Diversified Risk Management Holdings, a diversified insurance and risk management business; Nexteco Energy Capital and Crucible Energy Partners LLC, which financed renewable energy installations through a combination of conventional and tax credit financing; America’s Cash Express, a consumer-facing lender providing both secured and unsecured loans to both prime and non-prime borrowers; and Steadfast Holdings, LLC — a family-owned investment vehicle that serves as a platform for investments across sectors but with a focus on innovative, entrepreneur-led growth companies. For over 15 years he has been an investor in growth stages companies across the financial services space as well as in real estate, digital marketing, consumer brands, and media, including Rumble, Inc (NASDAQ: RUM), an online video platform and Patriot Mobile, a mobile phone company. He is the author of three books, most recently “American & The Art of the Possible: Restoring National Vitality In An Age of Decay,” which describes problems undermining American prosperity and explains how to restore American growth and broadly shared affluence. Mr. Buskirk is a graduate of Claremont-McKenna College. Chris was selected to serve on our Board of Directors due to his significant investment experience and background in a wide variety of industries.

Candice Willoughby has served as one of our directors since November 2023. She has over two decades of capital markets and investment management experience, serving in senior roles and consulting for multiple hedge funds and investment banking firms worldwide. Ms. Willoughby currently serves as an advisor to hedge funds for capital partnerships with institutional investors. Prior to that, from 2020 to 2022, she led the Client Strategy group for the launch of Brookfield Asset Management’s multi-manager hedge fund platform. Before Brookfield, from 2014 to 2020, she served as Head of Business Development at BeaconLight Capital, a global long/short equity fund where she oversaw Marketing and Investor Relations. Ms. Willoughby came to BeaconLight from UBS where she was an Executive Director in US Equity Sales covering long only accounts, hedge funds, and Asian sovereign wealth funds. She joined UBS after covering European equities as a senior salesperson in New York and London for ABN Amro and Donaldson, Lufkin & Jenrette. Ms. Willoughby started her Wall Street career in equity research at Donaldson, Lufkin & Jenrette, following Specialty Chemicals and Fertilizers. She graduated with honors from the University of Pennsylvania with a Bachelor of Arts in International Relations and a minor in East Asian Studies and is fluent in Mandarin. Ms. Willoughby currently serves on the Board of Advisors for the Penn Libraries and the Trustees’ Council for Penn Women. In addition, Ms. Willoughby is a member of the Endowment Committee for the Webb School of Knoxville and serves as a Trustee for the Knoxville Museum of Art and is a member of the Executive and Finance Committee. Candice was selected to serve on our Board of Directors due to her significant investment, research, sales and advisory experience in a variety of institutional settings.

Michael Seifert has served as one of our directors since November 2023. From 2021, he was President, Chief Executive Officer and Chairman of the Board and the Founder of PSQ Holdings, Inc., a marketplace of patriotic businesses and consumers, which, following the Colombier 1 Business Combination on July 19, 2023, was renamed “PublicSq. Inc.,” and Colombier 1 was renamed “PSQ Holdings, Inc.” (NYSE: PSQH; “PublicSq.”). He retained the same positions at the combined company following the Business Combination. Prior to founding PSQ Holdings, Inc., Mr. Seifert served as the Marketing and Public Relations Coordinator from 2019 to 2021 at Pacifica Enterprises, Inc., a real estate and asset management group, where he led the marketing department. In 2019, Mr. Seifert was the Associate Director at JH Ranch, a non-profit organization, and served as the City Director for Tuscaloosa, Alabama at JH Ranch from 2015 to 2017. Mr. Seifert holds a Bachelor’s Degree in Political Science and International Relations from Liberty University. Michael was selected to serve on our Board of Directors due to his industry experience and public company background.

We believe our Management Team has the skills and experience to identify, evaluate and consummate a Business Combination and is positioned to assist businesses we acquire. However, our Management Team’s network of contacts, and its investing and operating experience, do not guarantee a successful initial Business Combination. The members of our Management Team are not required to devote any significant amount of time to our business and are involved with other businesses. We cannot guarantee that our current officers and directors will continue in their respective roles, or in any other role, after our initial Business Combination, and their expertise may only be of benefit to us until we complete our initial Business Combination. Past performance by our Management Team is not a guarantee of success with respect to any Business Combination we may consummate.

Family Relationships

No family relationships exist between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

Other than as described above, there are no material proceedings to which any director or executive officer, or any associate of any such director or officer is a party adverse to our Company, or has a material interest adverse to our Company.

Number and Terms of Office of Officers and Directors

Our Board of Directors consists of five members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting) serving a three-year term. In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NYSE.

The term of office of the first class of directors, consisting of Messrs. Buskirk and Seifert, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Mr. Kavanaugh and Ms. Willoughby, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of Mr. Malik, will expire at the third annual meeting of shareholders.

Only holders of Class B Ordinary Shares have the right to vote on the appointment of directors prior to or in connection with the completion of our initial Business Combination. Holders of our Public Shares are not entitled to vote on the appointment of directors during such time. These provisions of our Amended and Restated Memorandum relating to the rights of holders of Class B Ordinary Shares to appoint directors may be amended by a special resolution passed by at least 90% of such members as, being entitled to do so, vote in person or by proxy at a general meeting, or by way of unanimous written resolution.

Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint officers as it deems appropriate pursuant to our Amended and Restated Memorandum.

Committees of the Board of Directors

Our Board of Directors has three standing committees: the Audit Committee, a compensation committee (the “Compensation Committee”) and a nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”). Subject to phase-in rules and a limited exception, the rules of NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of NYSE require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established the Audit Committee of the Board of Directors. Messrs. Kavanaugh and Buskirk and Ms. Willoughby serve as the members of our Audit Committee. Under the NYSE listing standards and applicable SEC rules, we are required to have three members of the Audit Committee, all of whom must be independent. Each of Messrs. Kavanaugh and Buskirk, and Ms. Willoughby are independent.

Mr. Buskirk serves as the chair of the Audit Committee. Each member of the Audit Committee is financially literate and our Board of Directors has determined that Ms. Willoughby qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an Audit Committee charter, which details the principal functions of the Audit Committee, including:

●	assisting board oversight of (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) our independent auditor’s qualifications and independence, and (iv) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with Management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;

●	reviewing with Management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities; and

●	advising the Board and any other Board committees if the clawback provisions of Rule 10D-1 under the Exchange Act (the “Rule”) are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management, and to the extent that our securities continue to be listed on an exchange and subject to the Rule.

Compensation Committee

We have established the Compensation Committee of our Board of Directors. The members of our Compensation Committee are Messrs. Kavanaugh and Buskirk and Ms. Willoughby and Ms. Willoughby serves as chair of the Compensation Committee. We have adopted a Compensation Committee charter, which details the principal functions of the Compensation Committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our Board of Directors with respect to the compensation, and any incentive compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting Management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement;

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and

●	advising the Board and any other Board committees if the clawback provisions of the Rule are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management, and to the extent that our securities continue to be listed on an exchange and subject to the Rule.

The charter also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee will consider the independence of each such adviser, including the factors required by NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established a Nominating and Corporate Governance Committee of the Board of Directors. The members of our Nominating and Corporate Governance Committee are Messrs. Kavanaugh and Buskirk and Ms. Willoughby, and Mr. Kavanaugh serves as chair of the Nominating and Corporate Governance Committee.

We have adopted a Nominating and Corporate Governance Committee charter, which details the purpose and responsibilities of the Nominating and Corporate Governance Committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the Board of Directors candidates for nomination for election at the annual meeting of shareholders or to fill vacancies on the Board of Directors;

●	developing and recommending to the Board of Directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the Board of Directors, its committees, individual directors and Management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the Nominating and Corporate Governance Committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial Business Combination, holders of our Public Shares do not have the right to recommend director candidates for nomination to our Board of Directors.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees (the “Code of Ethics”). We have filed a copy of our Code of Ethics and our Audit Committee, Compensation Committee and nominating and corporate governance charters as exhibits to this Report. Our shareholders are also able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Trading Policies

On November 30, 2023, we adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable NYSE listing standards (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.

Compensation Recovery and Clawback Policy

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

On November 30, 2023, our Board of Directors approved the adoption of the Executive Compensation Clawback Policy (the “Clawback Policy”), in order to comply with the final clawback rules adopted by the SEC under Rule 10D-1 under the Exchange Act (the “Rule”), and the listing standards, as set forth in the NYSE listing rules (the “Final Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the Rule (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our Board of Directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

Item 11. Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us as of the date of this Report.

Our Audit Committee reviews on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial Business Combination are made from funds (i) held outside the Trust Account and (ii) from Permitted Withdrawals. Other than quarterly Audit Committee review of such reimbursements, we do not have any additional controls in place governing our reimbursement or payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial Business Combination.

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial Business Combination, including the following payments, all of which, if made prior to the completion of our initial Business Combination, are paid from (i) funds held outside the Trust Account or (ii) Permitted Withdrawals:

●	Repayment of up to an aggregate of $300,000 in loans under the IPO Promissory Note, made to us by our Sponsor, to cover offering-related and organizational expenses;

●	Payment to an affiliate of our Sponsor of $10,000 per month, for office space and secretarial and administrative support services pursuant to the Administrative Services Agreement; upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees;

●	Payment to an affiliate of our Sponsor, of $60,000 per month for the services of our Chief Executive Officer, Chief Financial Officer, Chief Investment Officer and Chief Operating Officer pursuant to the Services and Indemnification Agreement; upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees;

●	Reimbursement for any out of-pocket expenses related to identifying, investigating and completing an initial Business Combination;

●	Payment of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial Business Combination;

●	Repayment of Working Capital Loans that may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial Business Combination. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans.

After the completion of our initial Business Combination, directors or members of our Management Team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed Business Combination.

We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of Management. It is unlikely the amount of such compensation will be known at the time of the proposed Business Combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the Board of Directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our Board of Directors.

We do not intend to take any action to ensure that members of our Management Team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our Management’s motivation in identifying or selecting a target business but we do not believe that the ability of our Management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 25, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 21,250,000 shares of our Ordinary Shares, consisting of (i) 17,000,000 Class A Ordinary Shares and (ii) 4,250,000 Class B Ordinary Shares, issued and outstanding as of March 25, 2024. On all matters to be voted upon, except for (i) the election of directors of the Board and (ii) a vote to continue our Company in a jurisdiction outside the Cayman Islands, holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, unless otherwise required by applicable law. Only holders of Class B Ordinary Shares will have the right to vote on the appointment of directors prior to the completion of our initial Business Combination and on a vote to continue our Company in a jurisdiction outside of the Cayman Islands. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as such Private Placement Warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
Colombier Sponsor II LLC (our Sponsor) (2)(3)	—	—	4,250,000	100.00%	20.00%
Omeed Malik (2)(3)	—	—	4,250,000	100.00%	20.00%
Joe Voboril (3)	—	—	—	—	—
Andrew Nasser (3)	—	—	—	—	—
Jordan Cohen (3)	—	—	—	—	—
Ryan Kavanaugh (3)	—	—	—	—	—
Chris Buskirk (3)	—	—	—	—	—
Candice Willoughby (3)	—	—	—	—	—
Michael Seifert (3)	—	—	—	—	—
All executive officers, directors and director nominees as a group (8 individuals) (2)(3)	—	—	4,250,000	100.0%	20.00%
Other 5% Shareholders
Polar Asset Management Partners Inc. (4)	1,300,000	7.65%	—	—	6.12%
AQR Parties (5)	1,287,000	7.57%	—	—	6.12%
Sculptor Parties (6)	1,086,408	6.39%	—	—	5.11%
Koch Parties (7)	900,000	5.29%	—	—	4.24%

*	Less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o 214 Brazilian Avenue, Suite 200-J, Palm Beach, FL 33480.
(2)	Interests shown consist solely of Founder Shares, classified as Class B Ordinary Shares. Such shares will (unless otherwise provided in our initial Business Combination agreement) automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination, and may be converted at any time prior to our initial Business Combination, at the option of the holder, on a one-for-one basis, subject to adjustment.
(3)	Colombier Sponsor II LLC, our Sponsor, is the record holder of the shares reported herein. Omeed Malik, our Chief Executive Officer and Chairman, is the manager of Omeed Malik Advisors LLC, the managing member of the Sponsor and has voting and investment discretion with respect to the securities held of record by our Sponsor and may be deemed to have beneficial ownership of the securities held directly by our Sponsor. All of our officers and directors are members of our Sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(4)	According to a Schedule 13G filed with the SEC on February 14, 2024, by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada (“Polar”). The address of the principal business office for Polar is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.
(5)	According to a Schedule 13G filed with the SEC on February 14, 2024, by (i) AQR Capital Management, LLC, a Delaware limited liability company (“AQR”), (ii) AQR Capital Management Holdings, LLC, a Delaware limited liability company (“AQR Holdings”), (iii) AQR Arbitrage, LLC, a Delaware limited liability company (collectively, with AQR and AQR Holdings the “AQR Parties”). The address of the principal business office for the AQR Parties is One Greenwich Plaza, Greenwich, CT 06830
(6)	According to a Schedule 13G/A filed with the SEC on February 14, 2024 by (i) Sculptor Capital LP, a Delaware limited partnership (“Sculptor”), (ii) Sculptor Capital Holding Corporation, a Delaware corporation that serves as the general partner of Sculptor (“SCHC”), (iii) Sculptor Capital Management, Inc., a Delaware limited liability company and a holding company that is the sole shareholder of SCHC and the ultimate parent company of Sculptor (“SCU”), (iv) Sculptor Master Fund, Ltd., a Cayman Islands company and Sculptor is its investment adviser (“SCMF”) and (v) Sculptor Special Funding, LP, a Cayman Islands exempted limited partnership that is wholly owned by SCMF (“NRMD”). Sculptor is the principal investment manager to a number of private funds and discretionary accounts (the “Accounts” and collectively with Sculptor, SCHC, SCU, SCMF and NRMD, the “Sculptor Parties”). The Units reported therein are held in the Accounts managed by Sculptor. The address of the principal business office for Sculptor, SCHC and SCU is 9 West 57 Street, 39 Floor, New York, NY 10019. The address of the registered offices for SCMF is c/o State Street (Cayman) Trust, Limited, 1 Nexus Way—Suite #5203, PO Box 896, Helicona Courtyard, Camana Bay, Grand Cayman, KY1-1103, Cayman. The address of the registered office of NRMD is c/o MaplesFS Limited, P.O. Box 1093, Queensgate House, Grand Cayman, KY1-1102, Cayman Islands.
(7)	According to a Schedule 13G filed with the SEC on February 5, 2024, by (i) Spring Creek Capital, LLC (“Spring Creek”), (ii) Koch Industries, Inc (“Koch Industries”), (iii) SCC Holdings, LLC (“SCC”), (iv) KIM, LLC (“KIM”), (v) Koch Investments Group, LLC (“KIG”) and (vi) Koch Investments Group Holdings, LLC (“KIGH”, collectively with Spring Creek, Koch Industries, SCC, KIM, KIG and KIGH, the “Koch Parties”). Spring Creek is beneficially owned by SCC, SCC is beneficially owned by KIM, KIM is beneficially owned by KIG, KIG is beneficially owned by KIGH, and KIGH is beneficially owned by Koch Industries, in each case by means of ownership of all voting equity instruments. Koch Industries, SCC, KIM, KIG, and KIGH may be deemed to beneficially own the Public Shares held by Spring Creek by virtue of (i) Koch Industries’ beneficial ownership of KIGH, (ii) KIGH’s beneficial ownership of KIG, (iii) KIG’s beneficial ownership of KIM, (iv) KIM’s beneficial ownership of SCC and (v) SCC’s beneficial ownership of Spring Creek. The address of the principal business office for each of the Koch Parties is 4111 E. 37th Street North, Wichita, KS 67220.

Our Sponsor beneficially owns approximately 20.0% of the issued and outstanding Ordinary Shares. Only holders of Class B Ordinary Shares have the right to appoint directors in any election held prior to or in connection with the completion of our initial Business Combination. Holders of our Public Shares do not have the right to appoint any directors to our Board of Directors prior to our initial Business Combination. Because of this ownership block, our Sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our Amended and Restated Memorandum and approval of significant corporate transactions including our initial Business Combination.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In September 2023, our Sponsor paid $25,000 to cover certain expenses on our behalf in consideration of 4,312,500 Founder Shares. On November 20, 2023, we effected a share capitalization in the form of a share dividend of approximately 0.15384615 fully paid Class B Ordinary Shares for each Class B Ordinary Share in issue, resulting in our Sponsor holding an aggregate of 4,312,500 Founder Shares (up to 562,500 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised), for a purchase price of approximately $0.006 per share. The number of Founder Shares outstanding was determined based on the expectation that the total size of our Initial Public Offering would be a maximum of 17,250,000 Units if the underwriters’ over-allotment option was exercised in full, and therefore that such Founder Shares would represent approximately 20% of the outstanding shares after our Initial Public Offering. On November 24, 2023, simultaneously with the closing of the Initial Public Offering, the underwriters partially exercised the over-allotment option to purchase an additional 2,000,000 Units. In connection with the partial exercise of the over-allotment option and the expiration of the over-allotment option, 62,500 shares of Class B Ordinary Shares were forfeited for no consideration.

Pursuant to the Warrant Subscription Agreement, our Sponsor purchased an aggregate of 5,000,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $5,000,000, in the Private Placement that closed simultaneously with our Initial Public Offering. Each Private Placement Warrant entitles the holder thereof to purchase one Class A Ordinary Share at $11.50 per share, subject to adjustment as set forth in the Warrant Subscription Agreement. The Private Placement Warrants are identical to the Public Warrants included as part of the Units sold in our Initial Public Offering, subject to certain limited exceptions as described in this Report. If we do not complete our initial Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants are subject to the transfer restrictions set forth in the Warrant Subscription Agreement.

Pursuant to the Administrative Services Agreement, we currently utilize office space at 214 Brazilian Avenue, Suite 200-J, Palm Beach, FL 33480 from Farvahar Capital LLC, an affiliate of our Sponsor. We pay such Sponsor affiliate $10,000 per month for office space and secretarial and administrative support services provided to members of our Management Team; upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. As of December 31, 2023, we have paid $20,000 pursuant to the Administrative Services Agreement.

In addition, pursuant to the Services and Indemnification Agreement, we pay OJJA, LLC, an affiliate of our Sponsor, $60,000 per month for the services of our Chief Executive Officer, Chief Financial Officer, Chief Investment Officer and Chief Operating Officer; upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. As of December 31, 2023, we have paid $80,000 pursuant to the Services and Indemnification Agreement.

Our Sponsor, executive officers and directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our Audit Committee reviews on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates. Any such payments prior to an initial Business Combination will be made from funds (i) held outside the Trust Account and (ii) from Permitted Withdrawals.

On September 27, 2023, the Sponsor loaned us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to the IPO Promissory Note. This loan was non-interest bearing and payable on the earlier of December 31, 2024, or the date on which we consummated the Initial Public Offering. The outstanding balance of $196,319 was repaid at the closing of the Initial Public Offering on November 24, 2023, and borrowings under the IPO Promissory Note are no longer available.

We expect to fund our working capital requirements prior to the time of our initial Business Combination with Permitted Withdrawals from the interest earned on the Trust Account, subject to an annual limit of $1,000,000, and Permitted Withdrawals to pay taxes. In addition, in order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required under Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such Working Capital Loans by our Sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. There are no Working Capital Loans outstanding as of December 31, 2023.

Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Any of the foregoing payments to our Sponsor, repayments of loans from our Sponsor or repayments of Working Capital Loans to our initial Business Combination will be made using funds (i) held outside the Trust Account or (ii) from Permitted Withdrawals, as applicable.

After our initial Business Combination, members of our Management Team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement, dated as of November 20, 2023, with respect to the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of any Working Capital Loans (and any underlying Class A Ordinary Shares). Pursuant to such agreement, holders of such securities have registration rights to require us to register a sale of any of its securities held by them. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Director Independence

The rules of the NYSE require that a majority of our Board of Directors be independent within one year of our Initial Public Offering. Our Board of Directors has determined that each of Messrs. Kavanaugh, Buskirk and Ms. Willoughby are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. During the period from September 27, 2023 (inception) through December 31, 2023, fees for our independent registered public accounting firm were approximately $74,880 for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2023 financial statements included in this Report.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from September 27, 2023 (inception) through December 31, 2023, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements and thus, we did not pay Withum for any audit-related fees for the period from September 27, 2023 (inception) through December 31, 2023.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.  During the period from September 27, 2023 (inception) through December 31, 2023, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning and thus, we did not pay Withum for any tax fees for the period from September 27, 2023 (inception) through December 31, 2023.

All Other Fees

All other fees consist of fees billed for all other services.  During the period from September 27, 2023 (inception) through December 31, 2023, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above and thus, we did not pay Withum for any other services for the period from September 27, 2023 (inception) through December 31, 2023.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our Initial Public Offering. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our Board of Directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

(1) Financial Statements

(2) Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Omitted at our Company’s option.

COLOMBIER ACQUISITION CORP. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Colombier Acquisition Corp. II:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Colombier Acquisition Corp. II (the “Company”) as of December 31, 2023, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the period from September 27, 2023 (inception) through December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the period from September 27, 2023 (inception) through December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2023.

New York, New York

March 25, 2024

PCAOB ID Number 100

COLOMBIER ACQUISITION CORP. II

BALANCE SHEET

DECEMBER 31, 2023

Assets:
Current assets:
Cash	$1,292,907
Prepaid insurance	222,270
Prepaid expenses	22,816
Total Current Assets	1,537,993
Long term prepaid insurance	197,912
Marketable securities held in Trust Account	170,856,457
Total Assets	$172,592,362

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accrued expenses	$119,357
Accrued offering costs	85,716
Total Current Liabilities	205,073
Deferred underwriting fee payable	5,950,000
Total Liabilities	6,155,073

Commitments and Contingencies (Note 6)

Class A Ordinary Shares subject to possible redemption, 17,000,000 shares at redemption value of $10.00 per share	170,000,000

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 17,000,000 shares subject to possible redemption)	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 4,250,000 shares issued and outstanding(1)	425
Additional paid-in capital	—
Accumulated deficit	(3,563,136)
Total Shareholders’ Deficit	(3,562,711)
Total Liabilities and Shareholders’ Deficit	$172,592,362

(1)	On November 20, 2023, the Company effectuated a share capitalization in the form of a share dividend of approximately 0.15384615 fully paid Class B Ordinary Shares for each Class B Ordinary Share in issue, resulting in the Sponsor holding an aggregate of 4,312,500 Class B Ordinary Shares. On November 24, 2023, as a result of the underwriters’ election to partially exercise their over-allotment option, 62,500 Founder Shares were forfeited resulting in the Sponsor holding 4,250,000 Founder Shares (see Note 5).

The accompanying notes are an integral part of this financial statement.

COLOMBIER ACQUISITION CORP. II

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 27, 2023 (INCEPTION) THROUGH DECEMBER 31, 2023

General and administrative expenses	$441,961
Loss from operations	(441,961)

Other income:
Interest earned on marketable securities held in Trust Account	856,457
Total other income, net	856,457

Net income	$414,496

Weighted average shares outstanding of Class A Ordinary Shares	6,621,053

Basic and diluted net income per Ordinary Share, Class A Ordinary Shares	$0.04

Weighted average shares outstanding of Class B Ordinary Shares	3,944,737

Basic and diluted net income per Ordinary Share, Class B Ordinary Shares	$0.04

The accompanying notes are an integral part of this financial statement.

COLOMBIER ACQUISITION CORP. II

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM SEPTEMBER 27, 2023 (INCEPTION) THROUGH DECEMBER 31, 2023

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — September 27, 2023 (inception)	—	$—	$—	$—	$—

Issuance of Ordinary Shares	4,312,500	432	24,568	—	25,000

Sale of 5,000,000 Public Warrants	—	—	5,000,000	—	5,000,000

Fair value of Private Placement Warrants at issuance	—	—	776,333	—	776,333

Allocated value of transaction costs to Public and Private Placement Warrants	—	—	(55,393)	—	(55,393)

Forfeiture of Founder Shares	(62,500)	(7)	7	—	—

Accretion for Class A Ordinary Shares to redemption amount	—	—	(5,745,515)	(3,977,632)	(9,723,147)

Net income	—	—	—	414,496	414,496

Balance – December 31, 2023	4,250,000	$425	$—	$(3,563,136)	$(3,562,711)

The accompanying notes are an integral part of this financial statement.

COLOMBIER ACQUISITION CORP. II

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 27, 2023 (INCEPTION) THROUGH DECEMBER 31, 2023

Cash Flows from Operating Activities:
Net income	$414,496
Adjustments to reconcile net income to net cash used in operating activities:
Formation and operation expenses paid by Sponsor	84,729
Interest earned on marketable securities held in Trust Account	(856,457)
Changes in operating assets and liabilities:
Prepaid expenses	(22,816)
Prepaid insurance	(420,182)
Accrued expenses	119,357
Net cash used in operating activities	(680,873)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(170,000,000)
Net cash used in investing activities	(170,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	167,450,000
Proceeds from sale of Private Placements Warrants	5,000,000
Repayment of Promissory Note - related party	(196,319)
Payment of offering costs	(279,901)
Net cash provided by financing activities	171,973,780

Net Change in Cash	1,292,907
Cash - Beginning of period	—
Cash - End of period	$1,292,907

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$85,716
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$25,000
Promissory note – related party	$196,319
Deferred underwriting fee payable	$5,950,000
Forfeiture of Founder Shares	$7

The accompanying notes are an integral part of this financial statement.

COLOMBIER ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Colombier Acquisition Corp. II (the “Company”) was incorporated in the Cayman Islands on September 27, 2023. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2023, the Company had not commenced operations. All activity for the period from September 27, 2023 (inception) through December 31, 2023 relates to (i) the Company’s formation and the Company’s initial public offering consummated on November 24, 2023 (the “Initial Public Offering”), which is described below, and (ii) subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues prior to the completion of the Business Combination, at the earliest, and will generate non-operating income in the form of interest income on permitted investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement on Form S-1 (File Nos. 333-274902 and 333-275674) for the Company’s Initial Public Offering was declared effective on November 20, 2023 (the “Registration Statement”). On November 24, 2023, the Company consummated the Initial Public Offering of 17,000,000 units (the “Units” and, with respect to the shares of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”), included in the Units, the “Public Shares”), which included the partial exercise by the underwriters of their over-allotment option in the amount of 2,000,000 Units, at $10.00 per Unit, generating gross proceeds of $170,000,000 (see Note 3). Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of 5,000,000 Private Placement (the “Private Placement Warrants”) to Colombier Sponsor II LLC (the “Sponsor”) at a price of $1.00 per warrant, or $5,000,000 in the aggregate (see Note 4). Each Unit consists of one Public Share and one-third of one redeemable warrant (each a “Public Warrant,” and together with the Private Placement Warrants, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share.

Transaction costs amounted to $9,002,207 consisting of $2,550,000 of cash underwriting fee, $5,950,000 of deferred underwriting fee (see additional discussion on Note 6), and $502,207 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes paid or payable on income earned on the Trust Account) at the time of execution of the definitive agreement for such Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Following the closing of the Initial Public Offering, on November 24, 2023, an amount of $170,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”), located in the United States and invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, and (no later than 24 months after the closing of our Initial Public Offering) will be held as cash or cash items, including in a demand deposit account at a bank, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

COLOMBIER ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

The Company will provide its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.05 per Public Share, as of December 31, 2023, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, in addition to any Permitted Withdrawals (as defined below)). There will be no redemption rights upon the completion of a Business Combination with respect to the Warrants. The Public Shares subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of such a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Memorandum provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed to waive redemption rights with respect to any Founder Shares and any Public Shares it may acquire during or after the Initial Public Offering in connection with the completion of the Business Combination.

The Company has until November 24, 2025 (or February 24, 2026 if the Company has an executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the closing of the Initial Public Offering), or until such earlier liquidation date as its Board of Directors may approve, to complete a Business Combination (the “Combination Period”). The Company may also hold a shareholder vote at any time to amend the Amended and Restated Memorandum to modify the Combination Period. The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of our initial Business Combination, including interest earned on the funds held in the Trust Account (net of amounts withdrawn to fund our working capital requirements, subject to an annual limit of $1,000,000, and to pay our taxes (“Permitted Withdrawals”)), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein.

The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

COLOMBIER ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust Account assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

Liquidity and Capital Resources

As of December 31, 2023, the Company had cash of $1,292,907 held outside of the Trust Account. We intend to use such funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

From interest earned on the Trust Account, the Company can withdraw, as Permitted Withdrawals, (i) up to $1,000,000 annually, to fund working capital requirements in connection with completing a Business Combination and (ii) funds to pay its taxes. As of December 31, 2023, there have been no Permitted Withdrawals from the Trust Account.

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay such Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. There are no Working Capital Loans outstanding as of December 31, 2023.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating our business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate our business prior to our Business Combination. Moreover, the Company may need to obtain additional financing either to complete our Business Combination or because the Company may become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

The Company had de minimis activity for the period from September 29, 2023 through September 30, 2023. Accordingly, the balance sheet, statements of operations, shareholders’ equity and cash flows as of and for the period ended September 30, 2023 are not materially different from the financial statements included in the Registration Statement.

COLOMBIER ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying financial statements with those of another public company that (i) is neither an emerging growth company nor an emerging growth company and (ii) has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompany financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,292,907 in cash and no cash equivalents as of December 31, 2023.

Marketable Securities Held in Trust Account

As of December 31, 2023, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information. The Company has not withdrawn any amounts from the Trust Account.

COLOMBIER ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”) addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between the Class A Ordinary Shares and the Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Warrants and then to the Class A Ordinary Shares. Offering costs allocated to the Class A Ordinary Shares were charged to temporary equity and offering costs allocated to the Warrants were charged to shareholders’ equity, as Public Warrant and Private Placement Warrants, after Management’s evaluation, are accounted for under equity treatment in the accompanying financial statements.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Class A Redeemable Share Classification

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities From Equity”, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at December 31, 2023, Class A Ordinary Shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid (to the extent available) in capital and accumulated deficit.

At December 31, 2023, the Class A Ordinary Shares subject to redemption reflected in the accompanying balance sheet are reconciled in the following table:

Gross proceeds	$170,000,000
Less:
Proceeds allocated to Public Warrants	(776,333)
Class A Ordinary Shares issuance costs	(8,946,814)
Plus:
Remeasurement of carrying value to redemption value	9,723,147
Class A Ordinary Shares subject to possible redemption, December 31, 2023	$170,000,000

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

COLOMBIER ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Warrant Instruments

The Company accounts for Warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Ordinary Shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. Upon review of the warrant agreement, dated November 20, 2023, the Company entered into with Continental in connection with the Initial Public Offering (the “Warrant Agreement”), the Management concluded that the Public Warrants and Private Placement Warrants issued pursuant to such Warrant Agreement qualify for equity accounting treatment.

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments, including share option grants, Warrants and restricted share grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments, excluding restricted shares, are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the accompanying statement of operations.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from income per Ordinary Share as the redemption value approximates fair value.

The calculation of diluted income per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the Ordinary Shares for the period from September 27, 2023 (inception) through December 31, 2023 was less than the exercise price and therefore, the inclusion of such Warrants under the treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 10,666,667 shares of Ordinary Shares in the aggregate. As of December 31, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of the Company. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share for the periods presented.

COLOMBIER ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

The following table reflects the calculation of basic and diluted net income per Ordinary Share:

	For the Period from September 27, 2023 (Inception) Through December 31, 2023
	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income per Ordinary Share
Numerator:
Allocation of net income, as adjusted	$259,744	$154,752

Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	6,621,053	3,944,737
Basic and diluted net income per Ordinary Share	$0.04	$0.04

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and the Company’s management believes the Company is not exposed to significant risks on such account.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) Topic 2016-13 – “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13, as of November 24, 2023. There was no effect from such adoption to the accompanying financial statement.

In August 2020, the FASB issued ASU Topic 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06, as of September 27, 2023 (inception). There was no effect from such adoption to the accompanying financial statement.

The Company’s Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

COLOMBIER ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 17,000,000 Units, which includes a partial exercise by the underwriter of their over-allotment option in the amount of 2,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Public Share and one-third of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation (see Note 7).

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, or $5,000,000 in the aggregate, in the Private Placement. Each whole Private Placement Warrant entitles the registered holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On September 27, 2023, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 3,737,500 Class B Ordinary Shares (as defined in Note 7) (the “Founder Shares”). On November 20, 2023, the Company effected a share capitalization in the form of a share dividend of approximately 0.15384615 fully paid Class B Ordinary Shares for each Class B Ordinary Share in issue, resulting in the Sponsor holding an aggregate of 4,312,500 Founder Shares. The Founder Shares included an aggregate of up to 562,500 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding Ordinary Shares after the Initial Public Offering (excluding any Public Shares purchased by the Sponsor in the Initial Public Offering). On November 24, 2023, as a result of the underwriters’ election to partially exercise their over-allotment option and their decision to forfeit the remaining option, 62,500 Founder Shares were forfeited resulting in the Sponsor holding 4,250,000 Founder Shares. The remaining Founder Shares are no longer subject to forfeiture.

On November 17, 2023, the Sponsor awarded equity incentives in connection with services to the Sponsor and/or the Company. The equity incentives represent the Founder Shares owned by the Sponsor as of November 17, 2023, the date of issuance. The equity incentives to the Company’s management and directors are in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 1,459,000 shares granted to the Company’s directors and members of management was $3,603,730 or $2.47 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no share-based compensation expense has been recognized. The fair value was determined using a Probability-Weighted Expected Return Method (PWERM model), discounted for lack of marketability, with a volatility of 3.8%, risk-free rate of 4.89% and an implied discount for lack of marketability of 1.25% as of the valuation date of November 17, 2023.

The Sponsor has agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees as disclosed herein) until the earlier of: (i) six months following the consummation of a Business Combination; or (ii) subsequent to the consummation of a Business Combination, the date on which the Company consummates a transaction that results in all of its shareholders having the right to exchange their shares for cash, securities, or other property.

COLOMBIER ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Promissory Note — Related Party

On September 27, 2023, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2024, or the date on which the Company consummates the Initial Public Offering. The outstanding balance of $196,319 was repaid at the closing of the Initial Public Offering on December 31, 2023, and borrowings under the Promissory Note are no longer available.

Administrative Support Agreements

The Company entered into an agreement, commencing on November 20, 2023, through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company pays an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the period from September 27, 2023 (inception) through December 31, 2023, the Company has paid $20,000 in connection with the administrative service agreement and is reflected in general and administrative expenses in the accompanying statement of operations.

In addition, the Company also entered into an agreement, commencing on November 20, 2023, through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company pays an affiliate of the Sponsor, $60,000 per month for the services of the Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, and Chief Operating Officer. For the period from September 27, 2023 (inception) through December 31, 2023, the Company has paid $80,000 in connection with the administrative service agreement and is reflected in general and administrative expenses in the accompanying statement of operations.

Related Party Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required on a non-interest bearing basis. If the Company completes the initial Business Combination, the Company will repay such Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. There are no Working Capital Loans outstanding as of December 31, 2023.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

COLOMBIER ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which we may ultimately consummate an initial Business Combination.

Registration Rights

The holders of the Founder Shares, the Private Placement Warrants and any warrants that may be issued upon conversion of any Working Capital Loans (and any underlying Class A Ordinary Shares) have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights, dated as of November 20, 2023. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,250,000 Units to cover over-allotments, if any. On November 24, 2023, simultaneously with the closing of the Initial Public Offering, the underwriters elected to partially exercise the over-allotment option to purchase an additional 2,000,000 Units at a price of $10.00 per Unit. The underwriters determined to forfeit the remaining 250,000 Units.

The underwriters were entitled to a cash underwriting fee of $0.15 per Unit, or $2,550,000 in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Unit, or $5,950,000 in the aggregate, will be payable to the underwriters for deferred underwriting fee. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement for the Initial Public Offering. Up to $0.30 per Unit of the $0.35 at the sole discretion of the Company may be reallocated for expenses in connection with its initial Business Combination and working capital needs post the initial Business Combination. Any such reduction of the deferred underwriting fee shall reduce proportionately the deferred underwriting fee to the underwriters and will also reduce proportionately the amount payable to Roth Capital Partners, LLC (“Roth”) under the consulting and advisory fee agreement described below.

Advisory Agreement

On November 20, 2023, the Company engaged Roth to provide consulting and advisory services in connection with the Initial Public Offering. Roth represented the Company’s interests only, was independent of the underwriters and was not a party to any securities purchase agreement with the Company, the underwriters, or investors in relation to the Initial Public Offering. Roth did not participate (within the meaning of FINRA Rule 5110(j)(16)) in the Initial Public Offering; acted as an independent financial adviser (within the meaning of FINRA Rule 5110(j)(9)), and it did not act as an underwriter in connection with the Initial Public Offering. Roth’s fee was $510,000, payable upon the closing of the Initial Public Offering. A deferred fee of up to $1,190,000 will be paid to Roth at the closing of the Business Combination. This deferred fee will only be paid to Roth if the Company completes a Business Combination. Roth’s fees in both cases will be offset from the underwriting fees already recorded between the cash underwriting fee of $2,550,000 and the deferred underwriting fee of $5,950,000, resulting in no additional incremental fee already recorded by the Company.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023, there were no preference shares issued or outstanding.

COLOMBIER ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote for each share. At December 31, 2023, there were no shares of Class A Ordinary Shares issued or outstanding, excluding 17,000,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 per share (the “Class B Ordinary Shares, and together with the Class A Ordinary Shares, the “Ordinary Shares”). Holders of the Class B Ordinary Shares are entitled to one vote for each share. On September 27, 2023, the Company issued 3,737,500 Class B Ordinary Shares to the Sponsor for $25,000. On November 20, 2023, the Company effected a share capitalization in the form of a share dividend of approximately 0.15384615 fully paid Class B Ordinary Shares for each Class B Ordinary Share in issue, resulting in the Sponsor holding an aggregate of 4,312,500 Founder Shares. The Founder Shares included an aggregate of up to 562,500 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding Ordinary Shares after the Initial Public Offering (excluding any Public Shares purchased by the Sponsor in the Initial Public Offering). On November 24, 2023, as a result of the underwriters’ election to partially exercise their over-allotment option, 62,500 Founder Shares were forfeited resulting in the Sponsor holding 4,250,000 Founder Shares. The remaining Founder Shares are no long subject to forfeiture.

Holders of Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class on all other matters submitted to a vote of shareholders, except as (i) described below and (ii) required by law.

The Class B Ordinary Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of a Business Combination, and may be converted at any time prior to the Business Combination, at the option of the holder, on a one-for-one basis (unless otherwise provided in the Business Combination agreement), subject to adjustment for share sub-divisions, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares or equity-linked securities are issued or deemed issued in connection with the Business Combination, the number of Class A Ordinary Shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of Class A Ordinary Shares outstanding after such conversion, including the total number of Class A Ordinary Shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination, excluding any Class A Ordinary Shares or equity-linked securities or rights exercisable for or convertible into Class A Ordinary Shares issued, or to be issued, to any seller in the Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

In addition, only holders of Class B Ordinary Shares will have the right to vote on the appointment of directors prior to the completion of the Company’s initial Business Combination and on a vote to continue the Company in a jurisdiction outside the Cayman Islands. Holders of Public Shares are also not entitled to vote on the appointment of directors prior to the completion of the Company’s initial Business Combination.

Warrants

As of December 31, 2023, there are 10,666,667 Warrants (5,666,667 Public Warrants and 5,000,000 Private Placement Warrants) issued and outstanding. Each whole Public Warrant entitles the registered holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the Warrant Agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A Ordinary Shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

COLOMBIER ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a post-effective amendment to the Registration Statement or a new registration statement covering the registration, under the Securities Act, of the Class A Ordinary Shares issuable upon exercise of the Warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A Ordinary Shares issuable upon exercise of the Warrants, until the expiration of the Warrants in accordance with the provisions of the Warrant Agreement. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the Warrants is not effective by the sixtieth (60 business days after the closing of the initial Business Combination), warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

Once the Warrants become exercisable, the Company may call the Warrants for redemption for cash:

●	in whole and not in part;

●	at a price of $0.01 per Warrant,

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, the closing price of the Ordinary Shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A Ordinary Shares and equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination as described elsewhere in this prospectus) on each of 20 trading days within a 30-trading day period commencing once the Warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders and there is an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Warrants and a current prospectus relating to those Class A Ordinary Shares is available throughout the 30-day redemption period.

If and when the Warrants become redeemable by the Company for cash, the Company may exercise the redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The Private Placement Warrants (including the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination. The Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants being sold as part of the Units in the Initial Public Offering.

The Company accounts for the 10,666,667 Warrants issued in connection with the Initial Public Offering and the Private Placement (including 5,666,667 Public Warrants and 5,000,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that the Warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

COLOMBIER ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 8 — FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023:

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$170,856,457	$170,856,457	$—	$—

The Public Warrants were valued using a Monte Carlo model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. At November 24, 2023, a fair value of $0.137 per Public Warrant was determined.

The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

November 24, 2023
Market price of Public Shares	$9.954
Term (years)	2.52
Risk-free rate	4.74%
Volatility	3.8%

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers for the period from September 27, 2023 (inception) through December 31, 2023.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying financial statements.

On January 9, 2024, the Company announced that, commencing on January 11, 2024, the holders of the Units, each Unit consisting of one Public Share and one-third of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share, may elect to separately trade the Public Shares and the Public Warrants included in the Units. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. Any Units not separated will continue to trade on the New York Stock Exchange under the symbol “CLBR.U.” The Public Shares and the Public Warrants now trade on the New York Stock Exchange under the symbols “CLBR” and “CLBR.WS,” respectively. Holders of Units will need to have their brokers contact Continental, the Company’s transfer agent, in order to separate the Units into Public Shares and Public Warrants.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 20, 2023, by and between the Company and BTIG, LLC. (3)
3.1	Amended and Restated Memorandum and Articles of Association. (3)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Ordinary Share Certificate. (1)
4.3	Specimen Warrant Certificate.*
4.4	Warrant Agreement, dated November 20, 2023, by and between the Company and Continental, as warrant agent. (3)
4.5	Description of Registered Securities.*
10.1	Promissory Note, dated as of September 27, 2023, issued to the Sponsor. (1)
10.2	Securities Subscription Agreement, dated September 27, 2023, by and between the Company and the Sponsor. (1)
10.3	Investment Management Trust Account Agreement, dated November 20, 2023, by and between the Company and Continental, as trustee. (3)
10.4	Registration Rights Agreement, dated November 20, 2023, by and among the Company, the Sponsor and the holders party thereto. (3)
10.5	Warrant Subscription Agreement, dated November 20, 2023, by and between the Company and the Sponsor. (3)
10.6	Letter Agreement, dated November 20, 2023, by and among the Company, its officers, directors and the Sponsor. (3)
10.7	Administrative Services Agreement, dated November 20, 2023, by and between the Company and Farvahar Capital LLC. (3)
10.8	Financial Advisory Services Agreement, dated November 20, 2023, by and between the Company and Roth Capital Partners, LLC. (3)
10.9	Services and Indemnification Agreement, dated November 20, 2023, by and between the Company and OJJA, LLC. (3)
10.10	Form of Indemnity Agreement (1).
14	Code of Ethics.*
19	Insider Trading Policies and Procedures, adopted November 30, 2023.*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Policy Related to Recovery of Erroneously Awarded Compensation, adopted November 30, 2023*
99.1	Audit Committee Charter.*
99.2	Compensation Committee Charter.*
99.3	Nominating and Corporate Governance Committee Charter.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-274902) filed with the SEC on October 6, 2023.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-274902), filed with the SEC on November 14, 2023.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 27, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 2024	Colombier Acquisition Corp. II

	By:	/s/ Omeed Malik
	Name:	Omeed Malik
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Omeed Malik	Chief Executive Officer and	March 25, 2024
Omeed Malik	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Joe Voboril	Chief Financial Officer and Co-President	March 25, 2024
Joe Voboril	(Principal Financial and Accounting Officer)

/s/ Andrew Nasser	Chief Investment Officer and Co-President	March 25, 2024
Andrew Nasser

/s/ Jordan Cohen	Chief Operating Officer	March 25, 2024
Jordan Cohen

/s/ Ryan Kavanaugh	Director	March 25, 2024
Ryan Kavanaugh

/s/ Chris Buskirk	Director	March 25, 2024
Chris Buskirk

/s/ Candice Willoughby	Director	March 25, 2024
Candice Willoughby

/s/ Michael Seifert	Director	March 25, 2024
Michael Seifert