Form 10-Q
period 2024-06-30
COLOMBIER ACQUISITION CORP. II
filed 2024-08-14
CIK 1995413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 13, 2024, there were 17,000,000 Class A Ordinary Shares, par value $0.0001 per share, and 4,250,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

COLOMBIER ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2023 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC (as defined below) on March 25, 2024;

●	“2024 SPAC Rules” are to the new rules and regulations for SPACs (as defined below) adopted by the SEC on January 24, 2024, which became effective on July 1, 2024;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated November 20, 2023, which we entered into with an affiliate of our Sponsor, for office space and secretarial and administrative support services;

●	“Amended and Restated Memorandum” are to our Amended and Restated Memorandum and Articles of Association, as amended and currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to November 24, 2025 (or (x) February 24, 2026 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by November 24, 2025, or (y) such earlier time as determined by our Board), that we have to consummate an initial Business Combination, or (ii) such other time period in which we must consummate an initial Business Combination pursuant to an amendment to our Amended and Restated Memorandum and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we,” or “us” are to Colombier Acquisition Corp. II, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Public Warrants (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“Financial Advisory Services Agreement” are to the Financial Advisory Services Agreement, dated November 20, 2023, which we entered into with Roth (as defined below);

●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and the Class A Ordinary Shares that (i) will be issued upon the automatic conversion of the Class B Ordinary Shares at the time of our Business Combination as described herein or (ii) are issued at any time prior to our initial Business Combination, upon conversion of Class B Ordinary Shares at the option of the holder as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below));

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on November 24, 2023;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on September 27, 2023;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on October 6, 2023, as amended, and declared effective on November 20, 2023 (File No. 333-274902);

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“NYSE” are to the New York Stock Exchange;

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Permitted Withdrawals” are to amounts withdrawn from our Trust Account to (i) fund our working capital requirements, subject to an annual limit of $1,000,000, and (ii) pay our taxes, notwithstanding the $1,000,000 annual limitation applicable to working capital withdrawals; all Permitted Withdrawals can only be made from interest and not from the principal held in the Trust Account;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

●	“Private Placement Warrants” are to the warrants issued to our Sponsor in the Private Placement;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that the Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024;

●	“Roth” are to Roth Capital Partners, LLC;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Services and Indemnification Agreement” are to the Services and Indemnification Agreement, dated November 20, 2023, we entered into with an affiliate of the Sponsor, Omeed Malik, Joe Voboril, Andrew Nasser and Jordan Cohen, pursuant to which, among other things, we pay such affiliate of the Sponsor $60,000 per month for the services of our Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, and Chief Operating Officer;

●	“SPACs” are to special purpose acquisition companies;

●	“Sponsor” are to Colombier Sponsor II LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $170,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-third of one Public Warrant;

●	“Warrant Agreement” are to the Warrant Agreement, dated as of November 20, 2023, which we entered into with Continental, as warrant agent;

●	“Warrant Subscription Agreement” are to the Warrant Subscription Agreement, dated as of November 20, 2023, which we entered into with our Sponsor, pursuant to which, the Sponsor purchased 5,000,000 Private Placement Warrants in the Private Placement;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

COLOMBIER ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets:
Current assets
Cash	$1,192,421	$1,292,907
Prepaid insurance	222,270	222,270
Prepaid expenses	31,617	22,816
Total Current Assets	1,446,308	1,537,993

Long term prepaid insurance	87,081	197,912
Marketable securities in Trust Account	174,325,575	170,856,457
Total Assets	$175,858,964	$172,592,362

Liabilities and Shareholders’ Deficit
Current liabilities:
Accrued expenses	$157,926	$119,357
Accrued offering costs	—	85,716
Total Current Liabilities	157,926	205,073
Deferred underwriting fee payable	5,950,000	5,950,000
TOTAL LIABILITIES	6,107,926	6,155,073

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, 17,000,000 shares at redemption value of $10.25 and $10.00 per share at June 30, 2024 and December 31, 2023, respectively	174,325,575	170,000,000

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 17,000,000 shares subject to possible redemption) at June 30, 2024 and December 31, 2023	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 4,250,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	425	425
Additional paid-in capital	—	—
Accumulated deficit	(4,574,962)	(3,563,136)
Total Shareholders’ Deficit	(4,574,537)	(3,562,711)
Total Liabilities and Shareholders’ Deficit	$175,858,964	$172,592,362

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLOMBIER ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
General and administrative expenses	$586,750	$1,155,369
Loss from operations	(586,750)	(1,155,369)

Other income:
Interest earned on marketable securities held in Trust Account	2,240,420	4,469,118
Total other income	2,240,420	4,469,118

Net income	$1,653,670	$3,313,749

Weighted average shares outstanding of Class A Ordinary Shares	17,000,000	17,000,000
Basic and diluted net income per Ordinary Share, Class A Ordinary Shares	$0.08	$0.16

Weighted average shares outstanding of Class B Ordinary Shares	4,250,000	4,250,000
Basic and diluted net income per Ordinary Share, Class B Ordinary Shares	$0.08	$0.16

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLOMBIER ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	4,250,000	$425	$—	$(3,563,136)	$(3,562,711)

Accretion for Class A Ordinary Shares subject to possible redemption	—	—	—	(2,085,155)	(2,085,155)

Net income	—	—	—	1,660,079	1,660,079

Balance – March 31, 2024	4,250,000	$425	$—	$(3,988,212)	$(3,987,787)

Accretion for Class A Ordinary Shares subject to possible redemption	—	—	—	(2,240,420)	(2,240,420)

Net income	—	—	—	1,653,670	1,653,670

Balance – June 30, 2024	4,250,000	$425	$—	$(4,574,962)	$(4,574,537)

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLOMBIER ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024

Cash Flows from Operating Activities:
Net income	$3,313,749
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,469,118)
Changes in operating assets and liabilities:
Prepaid expenses	(8,801)
Prepaid insurance	110,831
Accrued expenses	38,569
Net cash used in operating activities	(1,014,770)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for working capital purposes	1,000,000
Net cash provided by investing activities	1,000,000

Cash Flows from Financing Activities:
Payment of offering costs	(85,716)
Net cash used in financing activities	(85,716)

Net Change in Cash	(100,486)
Cash - Beginning of period	1,292,907
Cash - End of period	$1,192,421

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLOMBIER ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

As of June 30, 2024, the Company had not commenced operations. All activity for the period from September 27, 2023 (inception) through June 30, 2024 relates to (i) the Company’s formation and the Company’s initial public offering consummated on November 24, 2023 (the “Initial Public Offering” or “IPO”), which is described below, and (ii) subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues prior to the completion of the Business Combination, at the earliest, and will generate non-operating income in the form of interest income on permitted investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement on Form S-1 (File Nos. 333-274902 and 333-275674) for the Company’s Initial Public Offering was declared effective on November 20, 2023 (the “IPO Registration Statement”). On November 24, 2023, the Company consummated the Initial Public Offering of 17,000,000 units (the “Units” and, with respect to the shares of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”), included in the Units, the “Public Shares”), which included the partial exercise by the underwriters of their over-allotment option in the amount of 2,000,000 Units, at $10.00 per Unit, generating gross proceeds of $170,000,000 (see Note 3). Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of 5,000,000 Private Placement Warrants (the “Private Placement Warrants”) to Colombier Sponsor II LLC (the “Sponsor”) at a price of $1.00 per Private Placement Warrant, or $5,000,000 in the aggregate (see Note 4). Each Unit consists of one Public Share and one-third of one redeemable warrant (each a “Public Warrant,” and together with the Private Placement Warrants, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share.

Transaction costs amounted to $9,002,207 consisting of $2,550,000 of cash underwriting fee, $5,950,000 of deferred underwriting fee (see additional discussion in Note 6), and $502,207 of other offering costs.

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

Following the closing of the Initial Public Offering, on November 24, 2023, an amount of $170,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”), located in the United States and invested in U.S. Treasury Department (“Treasury”) obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct Treasury obligations, and (no later than 24 months after the closing of the Initial Public Offering) will be held as cash or cash items, including in a demand deposit account at a bank, until the earlier of: (i) the completion of a Business Combination and (ii) the liquidation of the funds held in the Trust Account, as described below.

COLOMBIER ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

The Company will provide its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.25 per Public Share, as of June 30, 2024, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, in addition to any Permitted Withdrawals (as defined below). There will be no redemption rights upon the completion of a Business Combination with respect to the Warrants. The Public Shares subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

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

The Company has until November 24, 2025 (or February 24, 2026 if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the closing of the Initial Public Offering), or until such earlier liquidation date as the Company’s board of directors (the “Board”) may approve, to complete a Business Combination (the “Combination Period”). The Company may also hold a shareholder vote at any time to amend the Amended and Restated Memorandum to modify the Combination Period. The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of our initial Business Combination, including interest earned on the funds held in the Trust Account (net of amounts withdrawn to fund the Company’s working capital requirements, subject to an annual limit of $1,000,000, and to pay its taxes (“Permitted Withdrawals”), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein.

On April 1, 2024, the Company withdrew $1,000,000 from the Trust Account as a Permitted Withdrawal for working capital purposes.

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

COLOMBIER ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust Account assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

Liquidity and Capital Resources

As of June 30, 2024, the Company had cash of $1,192,421 held outside of the Trust Account and working capital of $1,288,382. The Company will use such funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

From interest earned on the Trust Account, the Company can withdraw, as Permitted Withdrawals, (i) up to $1,000,000 annually, to fund working capital requirements in connection with completing a Business Combination and (ii) funds to pay its taxes. As of June 30, 2024, $1,000,000 in Permitted Withdrawals had been removed from the Trust Account for working capital purposes.

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay such Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. There were no Working Capital Loans outstanding as of June 30, 2024 and December 31, 2023.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to its Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company may become obligated to redeem a significant number of its Public Shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the accompanying unaudited condensed financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

COLOMBIER ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s December 31, 2023 Annual Report on Form 10-K, as filed with the SEC on March 25, 2024. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,192,421 and $1,292,907 in cash as of June 30, 2024 and December 31, 2023, respectively. The Company had no cash equivalents as of June 30, 2024 and December 31, 2023.

Marketable Securities Held in Trust Account

As of June 30, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company has not withdrawn any amounts from the Trust Account.

COLOMBIER ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities From Equity”, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., the Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at June 30, 2024 and December 31, 2023, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid (to the extent available) in capital and accumulated deficit.

At June 30, 2024 and December 31, 2023, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$170,000,000
Less:
Proceeds allocated to Public Warrants	(776,333)
Class A Ordinary Shares issuance costs	(8,946,814)
Plus:
Remeasurement of carrying value to redemption value	9,723,147
Class A Ordinary Shares subject to possible redemption, December 31, 2023	170,000,000
Plus:
Remeasurement of carrying value to redemption value	2,085,155
Class A Ordinary Shares subject to possible redemption, March 31, 2024 (unaudited)	$172,085,155
Plus:
Remeasurement of carrying value to redemption value	2,240,420
Class A Ordinary Shares subject to possible redemption, June 30, 2024 (unaudited)	$174,325,575

COLOMBIER ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented in the accompanying unaudited condensed financial statements.

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

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments, including share option grants, Warrants and restricted share grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments, excluding restricted shares, are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the accompanying unaudited condensed statements of operations.

COLOMBIER ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

The calculation of diluted income per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the Ordinary Shares for the three and six months ended June 30, 2024 was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 10,666,667 Class A Ordinary Shares in the aggregate. As of June 30, 2024 and December 31, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of the Company. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share for the periods presented.

The following table reflects the calculation of basic and diluted net income per Ordinary Share:

	For the Three Months Ended June 30, 2024		For the Six Months Ended June 30, 2024
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income per Ordinary Share
Numerator:
Allocation of net income, as adjusted	$1,369,733	$342,433	$2,697,796	$674,449

Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	17,000,000	4,250,000	17,000,000	4,250,000
Basic and diluted net income per Ordinary Share	$0.08	$0.08	$0.16	$0.16

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which exceed the Federal Depository Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

COLOMBIER ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 17,000,000 Units, which included a partial exercise by the underwriter of their over-allotment option in the amount of 2,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Public Share and one-third of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation (see Note 7).

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On September 27, 2023, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 3,737,500 Class B Ordinary Shares (as defined in Note 7) (the “Founder Shares”). On November 20, 2023, the Company effected a share capitalization in the form of a share dividend of approximately 0.15384615 fully paid Class B Ordinary Shares for each Class B Ordinary Share in issue, resulting in the Sponsor holding an aggregate of 4,312,500 Founder Shares. The Founder Shares included an aggregate of up to 562,500 Class B Ordinary Shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding Ordinary Shares after the Initial Public Offering (excluding any Public Shares purchased by the Sponsor in the Initial Public Offering). On November 24, 2023, as a result of the underwriters’ election to partially exercise their over-allotment option and their decision to forfeit the remaining option, 62,500 Founder Shares were forfeited resulting in the Sponsor holding 4,250,000 Founder Shares. The remaining Founder Shares are no longer subject to forfeiture.

COLOMBIER ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

On November 17, 2023, the Sponsor awarded equity incentives in connection with services to the Sponsor and/or the Company. The equity incentives represent the Founder Shares owned by the Sponsor as of November 17, 2023, the date of issuance. The equity incentives to the Management and the Company’s directors are in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 1,459,000 Founder Shares granted to the Company’s directors and members of Management was $3,603,730 or $2.47 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no share-based compensation expense has been recognized. The fair value was determined using a Probability-Weighted Expected Return Method, discounted for lack of marketability, with a volatility of 3.8%, risk-free rate of 4.89% and an implied discount for lack of marketability of 1.25% as of the valuation date of November 17, 2023.

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

Administrative Support Agreements

The Company entered into an agreement, commencing on November 20, 2023, through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company pays an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of Management (the “Administrative Services Agreement”). For the three and six months ended June 30, 2024, the Company has paid $30,000 and $60,000, respectively, in connection with the Administrative Services Agreement, which is reflected in general and administrative expenses in the accompanying unaudited condensed statements of operations.

In addition, the Company also entered into an agreement, commencing on November 20, 2023, through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company pays an affiliate of the Sponsor, $60,000 per month for the services of the Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, and Chief Operating Officer (the “Services and Indemnification Agreement”). For the three and six months ended June 30, 2024, the Company has paid $180,000 and $360,000 in connection with the Services and Indemnification Agreement, which is reflected in general and administrative expenses in the accompanying unaudited condensed statements of operations.

Related Party Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required on a non-interest bearing basis. If the Company completes the initial Business Combination, the Company will repay such Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. There are no Working Capital Loans outstanding as of June 30, 2024 and December 31, 2023.

COLOMBIER ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the conflict in the Middle East. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the conflict in the Middle East and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the conflict in the Middle East and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration Rights

The holders of the Founder Shares, the Private Placement Warrants and any warrants that may be issued upon conversion of any Working Capital Loans (and any Class A Ordinary Shares (i) issuable upon the exercise of the Private Placement Warrants, (ii) underlying the warrants that may be issued upon conversion of Working Capital Loans and (iii) issuable upon conversion of the Founder Shares) have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement, dated as of November 20, 2023. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The underwriters were entitled to a cash underwriting fee of $0.15 per Unit, or $2,550,000 in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Unit, or $5,950,000 in the aggregate, will be payable to the underwriters as a deferred underwriting fee. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement, dated November 20, 2023, by and between the Company and BTIG, LLC, as representative of the several underwriters of the Initial Public Offering. Up to $0.30 per Unit of the $0.35 at the sole discretion of the Company may be reallocated for expenses in connection with its initial Business Combination and working capital needs post the initial Business Combination. Any such reduction of the deferred underwriting fee shall reduce proportionately the deferred underwriting fee to the underwriters and will also reduce proportionately the amount payable to Roth Capital Partners, LLC (“Roth”) under the Financial Advisory Services Agreement (as defined and described below).

COLOMBIER ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

Advisory Agreement

On November 20, 2023, pursuant to the Financial Advisory Services Agreement by and between the Company and Roth (the “Financial Advisory Services Agreement”), the Company engaged Roth to provide consulting and advisory services in connection with the Initial Public Offering. Roth represented the Company’s interests only, was independent of the underwriters and was not a party to any securities purchase agreement with the Company, the underwriters, or investors in relation to the Initial Public Offering. Roth did not participate (within the meaning of the Financial Industry Regulatory Authority (“FINRA”) Rule 5110(j)(16)) in the Initial Public Offering; acted as an independent financial adviser (within the meaning of FINRA Rule 5110(j)(9)), and it did not act as an underwriter in connection with the Initial Public Offering. Under the Financial Advisory Services Agreement, Roth’s fee was $510,000, payable upon the closing of the Initial Public Offering. A deferred fee of up to $1,190,000 will be paid to Roth at the closing of the Business Combination. This deferred fee will only be paid to Roth if the Company completes a Business Combination. Roth’s fees in both cases will be offset from the underwriting fees already recorded between the cash underwriting fee of $2,550,000 and the deferred underwriting fee of $5,950,000, resulting in no additional incremental fee already recorded by the Company.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote for each share. At June 30, 2024 and December 31, 2023, there were no shares of Class A Ordinary Shares issued or outstanding, excluding 17,000,000 Class A Ordinary Shares subject to possible redemption.

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

COLOMBIER ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Warrants

As of June 30, 2024 and December 31, 2023, there are 10,666,667 Warrants (5,666,667 Public Warrants and 5,000,000 Private Placement Warrants) issued and outstanding. Each whole Public Warrant entitles the registered holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the Warrant Agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A Ordinary Shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

COLOMBIER ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023:

	June 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$174,325,575	$174,325,575	$—	$—

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$170,856,457	$170,856,457	$—	$—

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

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

We have until November 24, 2025 (or February 24, 2026 if we have an executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the closing of the Initial Public Offering), or until such earlier liquidation date as our Board may approve, to complete a Business Combination. We may also hold a shareholder vote at any time to amend the Amended and Restated Memorandum to modify the Combination Period. We will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of our initial Business Combination, including interest earned on the funds held in the Trust Account (net of Permitted Withdrawals), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described elsewhere in the Report.

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

On January 24, 2024, the SEC adopted the 2024 SPAC Rules, which became effective on July 1, 2024. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 27, 2023 (inception) through June 30, 2024 were organizational activities, those necessary to prepare for and consummate the Initial Public Offering, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had a net income of $1,653,670, which consisted of interest earned on marketable securities held in the Trust Account of $2,240,420, offset by operating expenses of $586,750.

For the six months ended June 30, 2024, we had a net income of $3,313,749, which consisted of interest earned on marketable securities held in the Trust Account of $4,469,118, offset by operating expenses of $1,155,369.

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

For the six months ended June 30, 2024, net cash used in operating activities was $1,014,770. Net income of $3,313,749 was affected by interest earned on marketable securities of $4,469,118 and changes in operating assets and liabilities, which used $140,599 of cash from operating activities.

From interest earned on the Trust Account, we can withdraw, as Permitted Withdrawals, (i) up to $1,000,000 annually to fund working capital requirements in connection with completing a Business Combination and (ii) funds to pay our taxes.

On April 1, 2024, we withdrew $1,000,000 from the Trust Account as a Permitted Withdrawal for working capital purposes and as of June 30, 2024, $1,000,000 in Permitted Withdrawals had been removed from the Trust Account.

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

At June 30, 2024, we had cash and marketable securities held in the Trust Account of approximately $174,325,575 (including approximately $4,469,118 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of Permitted Withdrawals and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account for any Permitted Withdrawals. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2024, we had cash of $1,192,421 held outside of the Trust Account. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required on a non-interest bearing basis. If we complete the initial Business Combination, we will repay such Working Capital Loans. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. There were no Working Capital Loans outstanding as of June 30, 2024 and December 31, 2023.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as “variable interest entities”, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the (i) the Administrative Services Agreement and (ii) Services and Indemnification Agreement. Under the Administrative Services Agreement, we pay $10,000 per month to an affiliate of our Sponsor for office space and secretarial and administrative support services. Under the Services and Indemnification Agreement, we pay an affiliate of the Sponsor $60,000 per month for the services of our Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, and Chief Operating Officer. We will cease these monthly fees under both the Administrative Services Agreement and the Services and Indemnification Agreement upon the earlier to occur of the completion of our initial Business Combination or liquidation. For the three and six months ended June 30, 2024, we have paid $30,000 and $60,000, respectively, pursuant to the Administrative Services Agreement and $180,000 and $360,000, respectively, pursuant to the Services and Indemnification Agreement.

The underwriters of the Initial Public Offering were entitled to a cash underwriting fee of $0.15 per Unit, or $2,550,000 in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Unit, or $5,950,000 in the aggregate, will be payable to the underwriters for a deferred underwriting fee. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely if we complete an initial Business Combination, subject to the terms of the underwriting agreement for the Initial Public Offering. Up to $0.30 per Unit of the $0.35 at our sole discretion may be reallocated for expenses in connection with our initial Business Combination and working capital needs post the initial Business Combination. Any such reduction of the deferred underwriting fee shall reduce proportionately the deferred underwriting fee to the underwriters and will also reduce proportionately the amount payable to Roth under the Financial Advisory Services Agreement.

On November 20, 2023, we entered into the Financial Advisory Services Agreement with Roth, pursuant to which, Roth provided us with consulting and advisory services in connection with the Initial Public Offering. Roth represented our interests only, was independent of the underwriters and was not a party to any securities purchase agreement with us, the underwriters, or investors in relation to the Initial Public Offering. Roth did not participate (within the meaning of FINRA Rule 5110(j)(16)) in the Initial Public Offering; acted as an independent financial adviser (within the meaning of FINRA Rule 5110(j)(9)), and it did not act as an underwriter in connection with the Initial Public Offering. Under the Financial Advisory Services Agreement, Roth’s fee was $510,000, payable upon the closing of the Initial Public Offering. A deferred fee of up to $1,190,000 will be paid to Roth at the closing of the Business Combination. This deferred fee will only be paid to Roth if we completed a Business Combination. Roth’s fees in both cases will be offset from the underwriting fees already recorded between the cash underwriting fee of $2,550,000 and the deferred underwriting fee of $5,950,000, resulting in no additional incremental fee already recorded by us.

Critical Accounting Estimates and Policies

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

Warrant Instruments

We account for Warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to a company’s common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of a company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of Warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. Upon review of the Warrant Agreement, Management concluded that the Public Warrants and Private Placement Warrants issued pursuant to such warrant agreement qualify for equity accounting treatment.

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

In August 2020, the FASB issued ASU Topic 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06, as of September 27, 2023 (inception). There was no effect from such adoption to the unaudited condensed financial statement included in this Report under “Item 1. Financial Statements”.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the unaudited condensed financial statement included in this Report under “Item 1. Financial Statements”.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2024.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Dated: August 13, 2024	Colombier Acquisition Corp. II

	By:	/s/ Omeed Malik
	Name:	Omeed Malik
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2024	By:	/s/ Joe Voboril
	Name:	Joe Voboril
	Title:	Chief Financial Officer and Co-President
(Principal Financial and Accounting Officer)