Form 10-Q
period 2024-09-30
COLOMBIER ACQUISITION CORP. II
filed 2024-11-12
CIK 1995413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 12, 2024, there were 17,000,000 Class A Ordinary Shares, par value $0.0001 per share, and 4,250,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

COLOMBIER ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2024 and for the Period from September 27, 2023 (Inception) Through September 30, 2023	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit (Equity) for the Three and Nine Months Ended September 30, 2024 and for the Period from September 27, 2023 (Inception) Through September 30, 2023	3

	Unaudited Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2024 and for the Period from September 27, 2023 (Inception) Through September 30, 2023	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	22

Item 4.	Controls and Procedures.	22

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	23

Item 1A.	Risk Factors.	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	24

Item 3.	Defaults Upon Senior Securities.	24

Item 4.	Mine Safety Disclosures.	24

Item 5.	Other Information.	24

Item 6.	Exhibits.	25

SIGNATURES		26

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2023 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC (as defined below) on March 25, 2024;

●	“2024 SPAC Rules” are to the new rules and regulations for SPACs (as defined below) adopted by the SEC on January 24, 2024, which became effective on July 1, 2024;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated November 20, 2023, which we entered into with an affiliate of our Sponsor, for office space and secretarial and administrative support services;

●	“Amended and Restated Memorandum” are to our Amended and Restated Memorandum and Articles of Association, as amended and currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to November 24, 2025 (or (x) February 24, 2026 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by November 24, 2025, or (y) such earlier time as determined by our Board), that we have to consummate an initial Business Combination, or (ii) such other time period in which we must consummate an initial Business Combination pursuant to an amendment to our Amended and Restated Memorandum and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we,” or “us” are to Colombier Acquisition Corp. II, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Public Warrants (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“Financial Advisory Services Agreement” are to the Financial Advisory Services Agreement, dated November 20, 2023, which we entered into with Roth (as defined below);

●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and the Class A Ordinary Shares that (i) will be issued upon the automatic conversion of the Class B Ordinary Shares at the time of our Business Combination as described herein or (ii) are issued at any time prior to our initial Business Combination, upon conversion of Class B Ordinary Shares at the option of the holder as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below));

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on November 24, 2023;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on September 27, 2023;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on October 6, 2023, as amended, and declared effective on November 20, 2023 (File No. 333-274902);

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“NYSE” are to the New York Stock Exchange;

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Permitted Withdrawals” are to amounts withdrawn from our Trust Account to (i) fund our working capital requirements, subject to an annual limit of $1,000,000, and (ii) pay our taxes, notwithstanding the $1,000,000 annual limitation applicable to working capital withdrawals; all Permitted Withdrawals can only be made from interest and not from the principal held in the Trust Account;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

●	“Private Placement Warrants” are to the warrants issued to our Sponsor in the Private Placement;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that the Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024;

●	“Roth” are to Roth Capital Partners, LLC;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Services and Indemnification Agreement” are to the Services and Indemnification Agreement, dated November 20, 2023, we entered into with an affiliate of the Sponsor, Omeed Malik, Joe Voboril, Andrew Nasser and Jordan Cohen, pursuant to which, among other things, we pay such affiliate of the Sponsor $60,000 per month for the services of our Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, and Chief Operating Officer;

●	“SPACs” are to special purpose acquisition companies;

●	“Sponsor” are to Colombier Sponsor II LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $170,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-third of one Public Warrant;

●	“Warrant Agreement” are to the Warrant Agreement, dated as of November 20, 2023, which we entered into with Continental, as warrant agent;

●	“Warrant Subscription Agreement” are to the Warrant Subscription Agreement, dated as of November 20, 2023, which we entered into with our Sponsor, pursuant to which, the Sponsor purchased 5,000,000 Private Placement Warrants in the Private Placement;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

COLOMBIER ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets:
Current assets
Cash	$480,735	$1,292,907
Due from Sponsor	7,503	—
Prepaid insurance	222,270	222,270
Prepaid expenses	181,179	22,816
Total Current Assets	891,687	1,537,993

Long term prepaid insurance	31,665	197,912
Marketable securities in Trust Account	176,592,012	170,856,457
Total Assets	$177,515,365	$172,592,362

Liabilities and Shareholders’ Deficit
Current liabilities:
Accrued expenses	$373,556	$119,357
Accrued offering costs	—	85,716
Total Current Liabilities	373,556	205,073
Deferred underwriting fee payable	5,950,000	5,950,000
TOTAL LIABILITIES	6,323,556	6,155,073

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, 17,000,000 shares at redemption value of $10.39 and $10.00 per share at September 30, 2024 and December 31, 2023, respectively	176,592,012	170,000,000

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 17,000,000 shares subject to possible redemption) at September 30, 2024 and December 31, 2023	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 4,250,000 shares issued and outstanding at September 30, 2024 and December 31, 2023	425	425
Additional paid-in capital	—	—
Accumulated deficit	(5,400,628)	(3,563,136)
Total Shareholders’ Deficit	(5,400,203)	(3,562,711)
Total Liabilities and Shareholders’ Deficit	$177,515,365	$172,592,362

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLOMBIER ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,	For The Period From September 27, 2023 (Inception) Through September 30,	For the Nine Months Ended September 30,	For The Period From September 27, 2023 (Inception) Through September 30,
	2024	2023	2024	2023
General and administrative expenses	$825,666	$13,359	$1,981,035	$13,359
Loss from operations	(825,666)	(13,359)	(1,981,035)	(13,359)

Other income:
Interest earned on marketable securities held in Trust Account	2,266,437	—	6,735,555	—
Total other income	2,266,437	—	6,735,555	—

Net income (loss)	$1,440,771	$(13,359)	$4,754,520	$(13,359)

Weighted average shares outstanding of Class A ordinary shares	17,000,000	—	17,000,000	—

Basic and diluted net income per ordinary share, Class A ordinary shares	$0.07	$—	$0.22	$—
Weighted average shares outstanding of Class B ordinary shares	4,250,000	3,750,000	4,250,000	3,750,000
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.07	$—	$0.22	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLOMBIER ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	4,250,000	$425	$—	$(3,563,136)	$(3,562,711)

Accretion for Class A Ordinary Shares subject to possible redemption	—	—	—	(2,085,155)	(2,085,155)

Net income	—	—	—	1,660,079	1,660,079

Balance – March 31, 2024	4,250,000	$425	$—	$(3,988,212)	$(3,987,787)

Accretion for Class A Ordinary Shares subject to possible redemption	—	—	—	(2,240,420)	(2,240,420)

Net income	—	—	—	1,653,670	1,653,670

Balance – June 30, 2024	4,250,000	$425	$—	$(4,574,962)	$(4,574,537)

Accretion for Class A Ordinary Shares subject to possible redemption	—	—	—	(2,266,437)	(2,266,437)

Net income	—	—	—	1,440,771	1,440,771

Balance – September 30, 2024	4,250,000	$425	$—	$(5,400,628)	$(5,400,203)

FOR THE PERIOD FROM SEPTEMBER 27, 2023 (INCEPTION) THROUGH SEPTEMBER 30, 2023

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – September 27, 2023	—	$—	$—	$—	$—

Issuance of Class B ordinary shares	4,312,500	432	24,568	—	25,000

Net loss	—	—	—	(13,359)	(13,359)

Balance – September 30, 2023	4,312,500	$432	$24,568	$(13,359)	$11,641

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLOMBIER ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For The Nine Months Ended September 30,	For The Period from September 27, 2023 (Inception) Through September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$4,754,520	$(13,359)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(6,735,555)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(158,363)	—
Due from Sponsor	(7,503)	—
Prepaid insurance	166,246	—
Accounts payable and accrued expenses	254,199	13,359
Net cash used in operating activities	(1,726,456)	—

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for working capital purposes	1,000,000	—
Net cash provided by investing activities	1,000,000	—

Cash Flows from Financing Activities:
Payment of offering costs	(85,716)	—
Net cash used in financing activities	(85,716)	—

Net Change in Cash	(812,172)	—
Cash – Beginning of period	1,292,907	—
Cash – End of period	$480,735	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$14,625
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Accretion of Class A ordinary shares to redemption value	$6,592,012	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLOMBIER ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company had not commenced operations. All activity for the period from September 27, 2023 (inception) through September 30, 2024 relates to (i) the Company’s formation and the Company’s initial public offering consummated on November 24, 2023 (the “Initial Public Offering” or “IPO”), which is described below, and (ii) subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues prior to the completion of the Business Combination, at the earliest, and will generate non-operating income in the form of interest income on permitted investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

COLOMBIER ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

The Company will provide its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.25 per Public Share, as of September 30, 2024, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, in addition to any Permitted Withdrawals (as defined below). There will be no redemption rights upon the completion of a Business Combination with respect to the Warrants. The Public Shares subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

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

SEPTEMBER 30, 2024

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2024, the Company had cash of $480,735 held outside of the Trust Account and working capital of $518,131. The Company will use such funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

From interest earned on the Trust Account, the Company can withdraw, as Permitted Withdrawals, (i) up to $1,000,000 annually, to fund working capital requirements in connection with completing a Business Combination and (ii) funds to pay its taxes. As of September 30, 2024, $1,000,000 in Permitted Withdrawals had been removed from the Trust Account for working capital purposes.

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay such Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. There were no Working Capital Loans outstanding as of September 30, 2024 and December 31, 2023.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, Going Concern, as of September 30, 2024, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these unaudited condensed financial statements if a Business Combination is not consummated. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

COLOMBIER ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s December 31, 2023 Annual Report on Form 10-K, as filed with the SEC on March 25, 2024. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $480,735 and $1,292,907 in cash as of September 30, 2024 and December 31, 2023, respectively. The Company had no cash equivalents as of September 30, 2024 and December 31, 2023.

Marketable Securities Held in Trust Account

As of September 30, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company has withdrawn $1,000,000 from the Trust Account as of the September 30, 2024.

COLOMBIER ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities From Equity”, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., the Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at September 30, 2024 and December 31, 2023, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid (to the extent available) in capital and accumulated deficit.

At September 30, 2024 and December 31, 2023, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$170,000,000
Less:
Proceeds allocated to Public Warrants	(776,333)
Class A Ordinary Shares issuance costs	(8,946,814)
Plus:
Remeasurement of carrying value to redemption value	9,723,147
Class A Ordinary Shares subject to possible redemption, December 31, 2023	170,000,000
Plus:
Remeasurement of carrying value to redemption value	2,085,155
Class A Ordinary Shares subject to possible redemption, March 31, 2024 (unaudited)	$172,085,155
Plus:
Remeasurement of carrying value to redemption value	2,240,420
Class A Ordinary Shares subject to possible redemption, June 30, 2024 (unaudited)	$174,325,575
Plus:
Remeasurement of carrying value to redemption value	2,266,437
Class A Ordinary Shares subject to possible redemption, September 30, 2024 (unaudited)	$176,592,012

COLOMBIER ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

SEPTEMBER 30, 2024

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

The calculation of diluted income per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the Ordinary Shares for the three and nine months ended September 30, 2024 was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 10,666,667 Class A Ordinary Shares in the aggregate. As of September 30, 2024 and December 31, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of the Company. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share for the periods presented.

The following table reflects the calculation of basic and diluted net income per Ordinary Share:

	For the Three Months Ended September 30, 2024		For the Nine Months Ended September 30, 2024
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,152,617	$288,154	$3,803,616	$950,904

Denominator
Weighted-average shares outstanding	17,000,000	4,250,000	17,000,000	4,250,000
Basic and diluted net income per share	$0.07	$0.07	$0.22	$0.22

	For The Period From September 27, 2023 (Inception) Through September 30, 2023		For The Period From September 27, 2023 (Inception) Through September 30, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net loss	$—	$13,359	$—	$13,359

Denominator
Weighted-average shares outstanding	—	3,750,000	—	3,750,000
Basic and diluted net income per share	$—	$—	$—	$—

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

SEPTEMBER 30, 2024

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

COLOMBIER ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

On November 17, 2023, the Sponsor awarded equity incentives in connection with services to the Sponsor and/or the Company. The equity incentives represent the Founder Shares owned by the Sponsor as of November 17, 2023, the date of issuance. The equity incentives to the Management and the Company’s directors are in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 1,459,000 Founder Shares granted to the Company’s directors and members of Management was $3,603,730 or $2.47 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no share-based compensation expense has been recognized. The fair value was determined using a Probability-Weighted Expected Return Method, discounted for lack of marketability, with a volatility of 3.8%, risk-free rate of 4.89% and an implied discount for lack of marketability of 1.25% as of the valuation date of November 17, 2023.

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

Administrative Support Agreements

The Company entered into an agreement, commencing on November 20, 2023, through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company pays an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of Management (the “Administrative Services Agreement”). For the three and nine months ended September 30, 2024, the Company has paid $30,000 and $90,000, respectively, in connection with the Administrative Services Agreement, which is reflected in general and administrative expenses in the accompanying unaudited condensed statements of operations. For the period from September 27, 2023 (inception) through September 30, 2023, the Company did not incur any administrative expense.

In addition, the Company also entered into an agreement, commencing on November 20, 2023, through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company pays an affiliate of the Sponsor, $60,000 per month for the services of the Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, and Chief Operating Officer (the “Services and Indemnification Agreement”). For the three and nine months ended September 30, 2024, the Company has paid $180,000 and $540,000 in connection with the Services and Indemnification Agreement, which is reflected in general and administrative expenses in the accompanying unaudited condensed statements of operations. For the period from September 27, 2023 (inception) through September 30, 2023, the Company did not incur any administrative expense.

Related Party Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required on a non-interest bearing basis. If the Company completes the initial Business Combination, the Company will repay such Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. There are no Working Capital Loans outstanding as of September 30, 2024 and December 31, 2023.

COLOMBIER ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of September 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote for each share. At September 30, 2024 and December 31, 2023, there were no shares of Class A Ordinary Shares issued or outstanding, excluding 17,000,000 Class A Ordinary Shares subject to possible redemption.

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

SEPTEMBER 30, 2024

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

Warrants

As of September 30, 2024 and December 31, 2023, there are 10,666,667 Warrants (5,666,667 Public Warrants and 5,000,000 Private Placement Warrants) issued and outstanding. Each whole Public Warrant entitles the registered holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the Warrant Agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A Ordinary Shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2024

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023:

	September 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$176,592,012	$176,592,012	$—	$—

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$170,856,457	$170,856,457	$—	$—

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

The SEC has adopted new rules and regulations relating to SPACs, which became effective on July 1, 2024. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPACs’ business combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and business combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed business combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants for business combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 27, 2023 (inception) through September 30, 2024 were organizational activities, those necessary to prepare for and consummate the Initial Public Offering, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had a net income of $1,440,771, which consisted of interest earned on marketable securities held in the Trust Account of $2,266,437, offset by operating expenses of $825,666.

For the nine months ended September 30, 2024, we had a net income of $4,754,520, which consisted of interest earned on marketable securities held in the Trust Account of $6,735,555, offset by operating expenses of $1,981,035.

For the period from September 27, 2023 (inception) through September 30, 2023, we had a net loss off $13,359, which consisted of operating expenses.

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

Liquidity, Capital Resources and Going Concern

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

For the nine months ended September 30, 2024, net cash used in operating activities was $1,726,456. Net income of $4,754,520 was affected by interest earned on marketable securities of $6,735,555 and changes in operating assets and liabilities, which used $254,579 of cash from operating activities.

For the period from September 27, 2023 (inception) through September 30, 2023, net cash used in operating activities was $0.

From interest earned on the Trust Account, we can withdraw, as Permitted Withdrawals, (i) up to $1,000,000 annually to fund working capital requirements in connection with completing a Business Combination and (ii) funds to pay our taxes.

On April 1, 2024, we withdrew $1,000,000 from the Trust Account as a Permitted Withdrawal for working capital purposes and as of September 30, 2024, $1,000,000 in Permitted Withdrawals had been removed from the Trust Account.

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

At September 30, 2024, we had cash and marketable securities held in the Trust Account of approximately $176,592,012 (including approximately $6,592,012 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of Permitted Withdrawals and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account for any Permitted Withdrawals. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2024, we had cash of $480,735 held outside of the Trust Account. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required on a non-interest bearing basis. If we complete the initial Business Combination, we will repay such Working Capital Loans. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. There were no Working Capital Loans outstanding as of September 30, 2024 and December 31, 2023.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, Going Concern, as of September 30, 2024, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these unaudited condensed financial statements if a Business Combination is not consummated. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as “variable interest entities”, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the (i) the Administrative Services Agreement and (ii) Services and Indemnification Agreement. Under the Administrative Services Agreement, we pay $10,000 per month to an affiliate of our Sponsor for office space and secretarial and administrative support services. Under the Services and Indemnification Agreement, we pay an affiliate of the Sponsor $60,000 per month for the services of our Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, and Chief Operating Officer. We will cease these monthly fees under both the Administrative Services Agreement and the Services and Indemnification Agreement upon the earlier to occur of the completion of our initial Business Combination or liquidation. For the three and nine months ended September 30, 2024, we have paid $30,000 and $90,000, respectively, pursuant to the Administrative Services Agreement and $180,000 and $540,000, respectively, pursuant to the Services and Indemnification Agreement.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2024.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement and (ii) 2023 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

If our initial Business Combination involves a company organized under the laws of a state of the United States, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our ordinary shares after or in connection with such initial Business Combination.

On August 16, 2022, the Inflation Reduction Act of 2022 became law in the United States, which, among other things, imposes a 1% excise tax (the “Excise Tax”) on the fair market value of certain repurchases (including certain redemptions) of stock by publicly traded domestic (i.e., United States) corporations (and certain non-U.S. corporations treated as “surrogate foreign corporations”). The Excise Tax will apply to stock repurchases occurring in 2023 and beyond. The amount of the Excise Tax is generally 1% of the fair market value of the shares of stock repurchased at the time of the repurchase. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the Excise Tax. In April 2024, the Treasury issued proposed regulations providing guidance with respect to the Excise Tax. Taxpayers may rely on these proposed regulations until final regulations are issued. Under the proposed regulations, liquidating distributions made by publicly traded domestic corporations are exempt from the Excise Tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax.

As an entity incorporated as a Cayman Islands exempted company, the 1% Excise Tax is not expected to apply to redemptions of our Class A Ordinary Shares (absent any regulations and other additional guidance that may be issued in the future with retroactive effect).

However, in connection with an initial Business Combination if involving a company organized under the laws of the United States, it is possible that we domesticate and continue as a Delaware corporation prior to certain redemptions and, because our securities are trading on NYSE, it is possible that we will be subject to the Excise Tax with respect to any subsequent redemptions, including redemptions in connection with the initial Business Combination, that are treated as repurchases for this purpose (other than, pursuant to recently issued guidance from the Treasury Department, redemptions in complete liquidation of the company). In all cases, the extent of the Excise Tax that may be incurred will depend on a number of factors, including the fair market value of our stock redeemed, the extent such redemptions could be treated as dividends and not repurchases, and the content of any regulations and other additional guidance from the Treasury that may be issued and applicable to the redemptions. Issuances of stock by a repurchasing corporation in a year in which such corporation repurchases stock may reduce the amount of Excise Tax imposed with respect to such repurchase. The Excise Tax is imposed on the repurchasing corporation itself, not the shareholders from which stock is repurchased. The imposition of the Excise Tax as a result of redemptions in connection with the initial Business Combination could, however, reduce the amount of cash available to pay redemptions or reduce the cash contribution to the target business in connection with our initial Business Combination, which could cause the other shareholders of the combined company to economically bear the impact of such Excise Tax.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Dated: November 12, 2024	Colombier Acquisition Corp. II

	By:	/s/ Omeed Malik
	Name:	Omeed Malik
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2024	By:	/s/ Joe Voboril
	Name:	Joe Voboril
	Title:	Chief Financial Officer and Co-President
(Principal Financial and Accounting Officer)