Form 10-K
period 2024-12-31
COLOMBIER ACQUISITION CORP. II
filed 2025-03-11
CIK 1995413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the outstanding shares of the registrant’s Class A Ordinary Shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Ordinary Shares on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange was $174,675,000.

As of March 10, 2025, there were 17,000,000 Class A Ordinary Shares, par value $0.0001 per share, and 4,250,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. These statements are based on Management’s (as defined below) current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses, including GrabAGun (as defined below);

●	our ability to complete our initial Business Combination, including the GrabAGun Business Combination (as defined below);

●	our expectations around the performance of the prospective target business or businesses, such as the GrabAGun Business Combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination, as a result of which they would then receive expense reimbursements;

●	the potential incentive to consummate an initial Business Combination with an acquisition target, including GrabAGun, that subsequently declines in value or is unprofitable for public investors due to the low initial price for the Founder Shares (as defined below) paid by our Sponsor (as defined below);

●	our potential ability to obtain additional financing to complete our initial Business Combination, including the GrabAGun Business Combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account being subject to claims of third parties;

●	the impact on the amount held in the Trust Account, our capitalization, principal shareholders and other impacts on our Company (as defined below) or Management Team (as defined below) should we seek to extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;

●	our financial performance; or

●	the other risks and uncertainties discussed in “Item 1A. Risk Factors” below.

Additionally, the SEC has adopted new rules and regulations for special purpose acquisition companies (“SPACs”), which became effective on July 1, 2024 (the “2024 SPAC Rules”). The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC Business Combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to complete our initial Business Combination and may increase the costs and time related thereto.

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

GLOSSARY

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2024 SPAC Rules” are to the new rules and regulations for SPACs adopted by the SEC on January 24, 2024, which became effective on July 1, 2024;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated November 20, 2023, we entered into with an affiliate of our Sponsor, for office space and secretarial and administrative support services;

●	“Amended and Restated Memorandum” are to our Amended and Restated Memorandum and Articles of Association, as amended and currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the 27-month period, from the closing of the Initial Public Offering (as defined below) to February 24, 2026, that we have to consummate an initial Business Combination, unless such period is extended by an amendment to our Amended and Restated Memorandum pursuant to applicable laws, regulations and stock exchange rules;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“Colombier I” are to Colombier Acquisition Corporation (NYSE: CLBR), a publicly traded SPAC (as defined below);

●	“Colombier I Business Combination” are to the Business Combination between Colombier I and PSQ Holdings, Inc. consummated on July 19, 2023, resulting in PublicSq. (as defined below);

●	“Company,” “our,” “we,” or “us” are to Colombier Acquisition Corp. II, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Public Warrants (as defined below);

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“EIG” are to entrepreneurship, innovation & growth;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and the Class A Ordinary Shares that (i) will be issued upon the automatic conversion of the Class B Ordinary Shares at the time of our Business Combination as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below)) or (ii) are issued at any time prior to our initial Business Combination, upon conversion of Class B Ordinary Shares at the option of the holder as described herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“GrabAGun” are to Metroplex Trading Company, LLC (d/b/a GrabAGun), a Texas limited liability company;

●	“GrabAGun Business Combination” are to the transactions contemplated by the GrabAGun Business Combination Agreement (as defined below);

●	“GrabAGun Business Combination Agreement” are to the Business Combination Agreement the Company entered into on January 6, 2025, with GrabAGun Digital Holdings Inc., Gauge II Merger Sub LLC, Gauge II Merger Sub Corp. (to-be-formed) and GrabAGun;

●	“GrabAGun Registration Statement” are to the Registration Statement on Form F-4/S-4, which will include a proxy statement/prospectus to be filed with the SEC in connection with the GrabAGun Business Combination;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on November 24, 2023;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on September 27, 2023;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on October 6, 2023, as amended, and declared effective on November 20, 2023 (File Nos. 333-274902 and 333-275674);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Letter Agreement” are to the Letter Agreement, dated November 20, 2023, we entered into with our officers, directors and Sponsor;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“NYSE” are to the New York Stock Exchange;

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Permitted Withdrawals” are to amounts withdrawn from our Trust Account to (i) fund our working capital requirements, subject to an annual limit of $1,000,000, and (ii) pay our taxes, notwithstanding the $1,000,000 annual limitation applicable to working capital withdrawals; all Permitted Withdrawals can only be made from interest and not from the principal held in the Trust Account;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

●	“Private Placement Warrants” are to the warrants issued to our Sponsor in the Private Placement;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that the Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“PublicSq.” are to PublicSq. Holdings, Inc. (NYSE: PSQH);

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Services and Indemnification Agreement” are to the Services and Indemnification Agreement, dated November 20, 2023, we entered into with an affiliate of the Sponsor, Omeed Malik, Joe Voboril, Andrew Nasser and Jordan Cohen, pursuant to which, among other things, we pay such affiliate of the Sponsor $60,000 in the aggregate per month for the services of our Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, and Chief Operating Officer;

●	“SPACs” are to special purpose acquisition companies;

●	“Sponsor” are to Colombier Sponsor II LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $170,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated November 20, 2023, which we entered into with Continental, as trustee of the Trust Account;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-third of one Public Warrant;

●	“Warrant Subscription Agreement” are to the Warrant Subscription Agreement, dated as of November 20, 2023, we entered into with our Sponsor, pursuant to which, the Sponsor purchased 5,000,000 Private Placement Warrants in the Private Placement;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

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

The 2024 SPAC Rules may materially affect our ability to complete our initial Business Combination and may increase the costs and time related thereto.

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

It is the job of our Sponsor and Management Team to complete our initial Business Combination. We must complete our initial Business Combination by February 24 2026, the end of our Combination Period, which is 27-months from the closing of our Initial Public Offering, unless we decide to pursue an amendment to our Amended and Restated Memorandum to extend the time period in which we must consummate an initial Business Combination. If our initial Business Combination is not consummated by the end of our Combination Period, then our existence will terminate, and we will distribute all amounts in the Trust Account, as described further herein.

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

GrabAGun Business Combination

The below subsection describes the material provisions of the GrabAGun Business Combination Agreement, but does not purport to describe all the terms thereof. This summary of the GrabAGun Business Combination Agreement is qualified in its entirety by reference to the complete text of the GrabAGun Business Combination Agreement, a copy of which is filed hereto as Exhibit 2.1 and incorporated by reference herein. Unless otherwise defined herein, the capitalized terms used below have the same meanings given to them in the GrabAGun Business Combination Agreement. Unless otherwise indicated, this Report does not assume the closing of the GrabAGun Business Combination.

On January 6, 2025, the Company entered into the GrabAGun Business Combination Agreement with GrabAGun, GrabAGun Digital Holdings Inc., a Texas corporation fifty-percent owned by the Company and fifty-percent owned by GrabAGun (“Pubco”), Gauge II Merger Sub LLC, a Texas limited liability company and a wholly-owned subsidiary of Pubco (“Target Merger Sub”) and, upon execution of a joinder, a to-be-formed Cayman Islands exempted company to be named “Gauge II Merger Sub Corp.” (“Purchaser Merger Sub”).

Pursuant to the GrabAGun Business Combination Agreement and subject to the terms and conditions set forth therein, (i) Purchaser Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity (the “Colombier Merger”) and, as a result of which, each issued and outstanding security of the Company immediately prior to the effective time of the Colombier Merger shall no longer be outstanding and shall automatically be cancelled in exchange for which the security holders of the Company shall receive substantially equivalent securities of Pubco, (ii) Target Merger Sub will merge with and into GrabAGun, with GrabAGun continuing as the surviving entity (the “GrabAGun Merger”, and together with the Colombier Merger, the “Mergers”), and as a result of which each issued and outstanding security of GrabAGun immediately prior to the effective time of the GrabAGun Merger shall no longer be outstanding and shall automatically be cancelled in exchange for which the security holders of GrabAGun shall receive shares of common stock, par value $0.0001 per share, of Pubco (“Pubco Common Stock”). As a result of the Mergers and other transactions contemplated by the GrabAGun Business Combination Agreement, the Company and GrabAGun will become wholly-owned subsidiaries of Pubco, all upon the terms and subject to the conditions set forth in the GrabAGun Business Combination Agreement, and Pubco will become a publicly traded company.

Consideration

The aggregate consideration to be delivered to the equity holders of GrabAGun as of the Effective Time (collectively, the “Sellers”) will be One Hundred Fifty Million U.S. Dollars ($150,000,000) (such amount, the “Merger Consideration”) consisting of: (i) a number of newly issued shares of Pubco Common Stock equal to One Hundred Million U.S. Dollars ($100,000,000) divided by Ten U.S. Dollars ($10.00) (the “Aggregate Stock Consideration”) plus (ii) an amount of cash equal to Fifty Million U.S. Dollars ($50,000,000) (the “Aggregate Cash Consideration”). Each Seller will be entitled to receive its pro rata portion of the Aggregate Stock Consideration and the Aggregate Cash Consideration.

Representations and Warranties

The GrabAGun Business Combination Agreement contains representations and warranties that are reasonably customary for similar transactions that are made by the parties as of the date of the GrabAGun Business Combination Agreement, or other specific dates, solely for the benefit of certain of the parties to the Business Combination Agreement, and in certain cases are subject to specified exceptions and materiality, Material Adverse Effect (as defined below), knowledge and other qualifications contained in the GrabAGun Business Combination Agreement or in information provided pursuant to certain disclosure schedules to the GrabAGun Business Combination Agreement. “Material Adverse Effect” as used in the GrabAGun Business Combination Agreement means with respect to any specified person or entity, any fact, event, occurrence, change or effect that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect upon the business, assets, liabilities, results of operations, prospects or condition (financial or otherwise) of such person or entity and its subsidiaries, taken as a whole, or the ability of such person or entity or any of its subsidiaries on a timely basis to consummate the transactions contemplated by the GrabAGun Business Combination Agreement or the ancillary documents to which it is a party or bound or to perform its obligations thereunder, in each case subject to certain customary exceptions.

No Survival

The representations and warranties of the parties contained in the GrabAGun Business Combination Agreement terminate as of, and do not survive, the closing of the transactions contemplated by the GrabAGun Business Combination Agreement (the “Closing”), and there are no indemnification rights for another party’s breach. The covenants and agreements of the parties contained in the GrabAGun Business Combination Agreement do not survive the Closing, except those covenants and agreements to be performed after the Closing, which covenants and agreements will survive until fully performed.

Covenants of the Parties

Each party to the GrabAGun Business Combination Agreement agreed to use its reasonable best efforts to consummate the transactions contemplated by the GrabAGun Business Combination Agreement (the “Transactions”). The GrabAGun Business Combination Agreement also contains certain customary covenants by each of the parties during the period between the signing of the GrabAGun Business Combination Agreement and the earlier of the Closing or the termination of the GrabAGun Business Combination Agreement (the “Interim Period”), including (1) the provision of access to each party’s properties, books and personnel; (2) the operation of their respective businesses in the ordinary course of business; (3) provision of financial statements by GrabAGun; (4) the Company’s public filings; (5) no insider trading; (6) notifications to the other parties of certain breaches, consent requirements or other matters; (7) obtaining third party and regulatory approvals; (8) tax matters; (9) further assurances; (10) public announcements; and (11) confidentiality. The GrabAGun Business Combination Agreement also contains certain customary post-Closing covenants regarding (1) tax matters; (2) maintenance of books and records; (3) indemnification of directors and officers; and (4) use of proceeds from the Company’s Trust Account.

Additionally, each of the Company and GrabAGun has agreed not to solicit or enter into a competing alternative transaction in accordance with customary terms and provisions set forth in the GrabAGun Business Combination Agreement. the Company also agreed not to change, withdraw, withhold, qualify or modify, or publicly propose to change, withdraw, withhold, qualify or modify, the recommendation of its board to its shareholders for approval and adoption of the GrabAGun Business Combination Agreement and the Transactions (a “Change in Recommendation”); provided, however, that if at any time prior to (but not after) obtaining the approval from the Company’s shareholders, the Company’s Board of Directors, after consultation with its outside legal counsel, determines that a Material Adverse Effect with respect to GrabAGun has occurred on or after the date of the GrabAGun Business Combination Agreement and, as a result, the failure to make a Change in Recommendation would be inconsistent with the fiduciary duties of the Company’s Board of Directors, the Company may make a Change in Recommendation. If requested by GrabAGun, the Company will use its reasonable best efforts to cause its representatives to, during the Change in Recommendation notice period provided in the GrabAGun Business Combination Agreement, engage in good faith negotiations with GrabAGun and its representatives to make such adjustments in the terms and conditions of the GrabAGun Business Combination Agreement so as to obviate the need for a Change in Recommendation.

The GrabAGun Business Combination Agreement and the consummation of the Transactions requires the approval of both the Company’s shareholders and the Sellers. The Company, GrabAGun and Pubco agreed, as promptly as practicable after the date of the GrabAGun Business Combination Agreement, to prepare and file with the SEC the GrabAGun Registration Statement in connection with the registration under the Securities Act of the securities of Pubco to be issued pursuant to the Transactions, and containing a proxy statement/prospectus for the solicitation of proxies from the Company’s shareholders to approve the GrabAGun Business Combination Agreement, the Transactions and related matters at a special meeting of the Company’s shareholders and providing the Company’s Public Shareholders with an opportunity to request redemption of their public shares in connection with the Transactions, as required by the Company’s Amended And Restated Memorandum and the Company’s initial public offering prospectus (the “Redemption”).

GrabAGun also agreed to call a meeting of its members in order to obtain the requisite vote of its members to approve the GrabAGun Business Combination Agreement and each of the ancillary documents to which GrabAGun is or is required to be a party or bound and the consummation of the transactions contemplated thereby (the “GrabAGun Member Approval”) and use its reasonable best efforts to solicit proxies from its members prior to such meeting and to take all other actions necessary or advisable to secure the GrabAGun Member Approval, including enforcing the Seller Support Agreement (as described below). GrabAGun and the Company must also make members of their respective management teams reasonably available to participate in management presentations, “road shows,” rating agency presentations, meetings with financing sources and similar events in connection with obtaining the approval of the Company’s shareholders, the Company’s “share recycling” efforts and/or the obtaining of any debt or equity financing (including transaction financing) or the obtaining of ratings or governmental authority and other third-party approvals.

The parties to the GrabAGun Business Combination Agreement also agreed to take all necessary action, so that effective at the Closing, the entire board of directors of Pubco (the “Post-Closing Board”) will consist of nine (9) individuals. Two (2) of the members of the Post-Closing Board will be designated by the Company prior to the Closing and seven (7) of the members of the Post-Closing Board will be designated by GrabAGun prior to the Closing, at least five (5) of whom shall be independent directors in accordance with NYSE requirements. At or prior to Closing, Pubco will provide each member of the Post-Closing Board with a customary director indemnification agreement, in form and substance reasonably acceptable to such director. The parties also agreed to take all action necessary including causing Pubco’s executive officers to resign, so that the individuals serving as the chief executive officer, chief financial officer and chief operating officer respectively of Pubco immediately after the Closing will be the same individuals as that of GrabAGun immediately prior to the Closing.

GrabAGun will deliver PCAOB-audited financial statements to the Company for its fiscal years ended December 31, 2023 and December 31, 2024, as soon as practicable after the date of the GrabAGun Business Combination Agreement but no later than March 15, 2025 (the “Audit Delivery Date”).

During the Interim Period, the Company may, but shall not be required to, enter into financing agreements for one or more transaction financings on such terms and structuring, and using such strategy, placement agents and approach, as the Company and GrabAGun shall reasonably agree (with GrabAGun’s agreement thereto not to be unreasonably withheld, conditioned or delayed). These financings may be structured as one, or a combination of, common equity, preferred equity, convertible equity or debt, non-redemption or backstop arrangements with respect to the Company’s Trust Account, a committed equity facility, debt facility, and/or other sources of cash or cash equivalents, in each case, whether such investment is into the Company, GrabAGun or Pubco.

GrabAGun agrees that it will, as promptly as practicable after the date of the GrabAGun Business Combination Agreement but no later than the Closing, obtain foreign qualifications to do business in each jurisdiction in which it reasonably determines it is required to do so. Pubco and GrabAGun agreed to, as promptly as practicable after the Closing but no later than 30 days after the Closing, provide written notice to the United States Bureau of Alcohol, Tobacco, Firearms & Explosives of a change of control. Pubco and GrabAGun also agreed to, as promptly as practicable after the date of Closing, designate a qualified individual as a Responsible Person, as such term is defined in 18 U.S.C. 841(s).

Conditions to Closing

The obligations of the parties to consummate the Transactions are subject to various conditions, including the following mutual conditions of the parties, unless waived: (i) the approval of the GrabAGun Business Combination Agreement and the Transactions and related matters by the requisite vote of each of the Company’s shareholders and GrabAGun’s members; (ii) the expiration or termination of any waiting period applicable to the consummation of the GrabAGun Business Combination Agreement under any antitrust laws; (iii) obtaining material regulatory approvals; (iv) no law or order preventing or prohibiting the Transactions; (v) the Company or Pubco having at least $5,000,001 in consolidated net tangible assets either immediately prior to the Closing, after giving effect to the completion of the Redemption, or upon the Closing after giving effect to the Mergers, the Redemption and any transaction financing, or upon the Closing, Pubco otherwise is exempt from the provisions of Rule 419 promulgated under the Exchange Act; (vi) appointment of the Post-Closing Board consistent with the requirements of the GrabAGun Business Combination Agreement; (vii) the effectiveness of the Registration Statement; (viii) Pubco shall have amended and restated its certificate of incorporation in a form satisfactory to the Company and GrabAGun; (ix) upon the Closing, the gross cash and cash equivalents delivered to Pubco in connection with the transactions contemplated by the GrabAGun Business Combination Agreement after payments to Sellers to pay the Aggregate Cash Consideration and, including funds remaining in the trust account (after giving effect to the completion and payment of the Redemption and payment of the Company’s transaction expenses, but excluding the payment of the GrabAGun’s transaction expenses) and the aggregate amount of any transaction financing, shall equal or exceed $30,000,000; and (x) shares of Pubco Common Stock and the Pubco Public Warrants shall have been approved for listing on NYSE upon the Closing.

In addition, unless waived by GrabAGun, the obligations of GrabAGun to consummate the transactions contemplated by the GrabAGun Business Combination Agreement are subject to the satisfaction of the following closing conditions, in addition to customary certificates and other closing deliveries: (i) the representations of the Company relating to organization and standing, authorization, non-contravention, capitalization (other than the first sentence of such representation in the GrabAGun Business Combination Agreement) and finders and brokers being true and correct in all material respects on and as of the date of the GrabAGun Business Combination Agreement and as of the Closing; (ii) the representations and warranties of the Company set for in the first sentence of the capitalization representation being true and correct in all respects (except for de minimis inaccuracies) on and as of the date of the GrabAGun Business Combination Agreement and as of the Closing; (iii) the representations and warranties of the Company relating to whether the Company has been subject to a Material Adverse Effect being true and correct on and as of the date of the GrabAGun Business Combination Agreement and as of the Closing; (iv) all other representations and warranties of the Company being true and correct (without giving effect to any limitations as to “materiality” or any similar limitation set forth herein) in all respects on and as of the date of this Agreement and as of the date of Closing, as though made on and as of the date of Closing, except where the failure of such representations and warranties to be true and correct, individually and in the aggregate has not had a Purchaser Material Adverse Effect; (v) the Company having performed in all material respects their respective obligations and complied in all material respects with the covenants and agreements under the GrabAGun Business Combination Agreement required to be performed or complied with by them on or prior the date of the Closing; (vi) the Insider Letter Amendment being in full force and effect as of the Closing: and (vii) the Company and the Sponsor shall have executed the Amended and Restated Registration Rights Agreement.

Unless waived by the Company, the obligations of the Company to consummate the Transactions are subject to the satisfaction of the following closing conditions, in addition to customary certificates and other closing deliveries: (i) the representations of GrabAGun relating to organization and standing, authorization, non-contravention, capitalization (other than the first sentence of such representation in the GrabAGun Business Combination Agreement ) and finders and brokers being true and correct (without giving effect to any limitation as to “materiality” set forth therein) in all material respects on and as of the date of the GrabAGun Business Combination Agreement and as of the date of Closing; (ii) the representations and warranties set forth in the first sentence of the capitalization representation being true and correct in all respects on and as of the date of the GrabAGun Business Combination Agreement and as of the date of Closing; (iii) all other representations and warranties of the GrabAGun being true and correct (without giving effect to any limitation as to “materiality” or “Material Adverse Effect” or any similar limitation set forth herein) in all respects on and as of the date of the GrabAGun Business Combination Agreement and on and as of the date of Closing, except where the failure of such representations and warranties to be true and correct, individually and in the aggregate has not had a Material Adverse Effect; (iv) GrabAGun having performed in all material respects the respective obligations and complied in all material respects with its covenants and agreements under the GrabAGun Business Combination Agreement required to be performed or complied with on or prior the date of the Closing; (v) absence of any Material Adverse Effect with respect to GrabAGun since the date of the GrabAGun Business Combination Agreement which is uncured and continuing; (vi) each Non-Competition Agreement, each Employment Agreement, each Lock-Up Agreement and the Insider Letter Amendment being in full force and effect as of the Closing; and (vii) each Seller having executed the Amended and Restated Registration Rights Agreement.

Termination

The GrabAGun Business Combination Agreement may be terminated at any time prior to the Closing by either the Company or GrabAGun if the Closing does not occur by August 1, 2025, or such other date as may be extended pursuant to the GrabAGun Business Combination Agreement.

The GrabAGun Business Combination Agreement may also be terminated under certain other customary and limited circumstances at any time prior the Closing, including, among other reasons: (i) by mutual written consent of the Company and GrabAGun; (ii) by written notice by either the Company and GrabAGun to the other if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the Transactions, and such order or other action has become final and non-appealable; (iii) by GrabAGun for the Company’s uncured material breach of the GrabAGun Business Combination Agreement, such that the related closing condition would not be met; (iv) by the Company for GrabAGun’s uncured material breach of the GrabAGun Business Combination Agreement, such that the related closing condition would not be met; (v) by the Company, if there shall have been a Material Adverse Effect on GrabAGun following the date of the GrabAGun Business Combination Agreement which is uncured and continuing; (vi) by either the Company or GrabAGun if the Company holds its shareholder meeting to approve the GrabAGun Business Combination Agreement and the Transactions, and such approval is not obtained; and (vii) by written notice from the Company to GrabAGun if GrabAGun has not delivered the PCAOB-audited financial statements for its fiscal years ended December 31, 2023 and December 31, 2024 to the Company on or before the Audit Delivery Date.

If the GrabAGun Business Combination Agreement is terminated, all further obligations of the parties under the GrabAGun Business Combination Agreement (except for certain obligations related to public announcements, confidentiality, effect of termination, fees and expenses, trust fund waiver, and customary miscellaneous provisions) will terminate, no party to the GrabAGun Business Combination Agreement will have any further liability to any other party thereto except for liability for fraud or for willful breach of the GrabAGun Business Combination Agreement prior to termination.

Trust Account Waiver

GrabAGun agreed that it and its affiliates will not have any right, title, interest or claim of any kind in or to any monies in the Company’s trust account held for its public shareholders, and has agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom).

Governing Law

The GrabAGun Business Combination Agreement is governed by New York law, provided that matters that are required to be governed by the laws of the Cayman Islands (including, without limitation, in respect of the Colombier Merger and the fiduciary duties that may apply to the directors and officers of the parties) shall be governed by the laws of the Cayman Islands and, the parties are subject to exclusive jurisdiction of federal and state courts located in New York County, State of New York (and any appellate courts thereof).

Ancillary Agreements

Seller Support Agreement

Simultaneously with the execution of the GrabAGun Business Combination Agreement, each Seller entered into a Seller Support Agreement (the “Seller Support Agreement”), pursuant to which, among other things, each Seller agreed to vote its membership interests in favor of the adoption of the GrabAGun Business Combination Agreement, the ancillary documents, the approval of the Transactions and any amendments to the GrabAGun’s organizational documents in connection therewith, subject to certain customary conditions. Each Seller also agreed to take certain other actions in support of the GrabAGun Business Combination Agreement and related transactions (and any actions required in furtherance thereof) and refrain from taking actions that would adversely affect such Sellers’ ability to perform their obligations under the Seller Support Agreement. Pursuant to the Seller Support Agreements, the Sellers also agreed not to transfer their membership interests in GrabAGun during the period from and including the date of the Seller Support Agreement and the first to occur of the date of Closing or the date on which the Seller Support Agreement is terminated.

The foregoing description of the Seller Support Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Seller Support Agreement, a copy of which is included as Exhibit 10.11 hereto and incorporated by reference herein.

Lock-Up Agreements

Simultaneously with the execution of the GrabAGun Business Combination Agreement, each Seller entered into a lock-up agreement (each, a “Lock-Up Agreement”), pursuant to which such Seller agreed not to (i) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any shares of Pubco Common Stock to be received by such Seller in the Transactions, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of such shares of Pubco Common Stock, or (iii) publicly disclose the intention to do any of the foregoing, for a period commencing from the Closing and ending on the date that is 6 months after the Closing (subject to early release on the earlier upon (i) the date on which the volume-weighted average trading price of one share of Pubco Common Stock quoted on the NYSE (or such other exchange on which the shares of Pubco Common Stock are then listed) is greater than or equal to $15.00 for any 20 trading days within any 30 consecutive trading day period beginning on the day of Closing and (ii) date after the Closing on which Pubco consummates a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of its stockholders having the right to exchange their shares of Pubco Common Stock for cash, securities, or other property), subject to certain customary transfer exceptions.

The foregoing description of the Lock-Up Agreements do not purport to be complete and is qualified in its entirety by reference to the full text of the form of Lock-Up Agreement, a copy of which is included as Exhibit 10.12 hereto and incorporated by reference herein.

Insider Letter Amendment

Simultaneously with the execution of the GrabAGun Business Combination Agreement, Pubco, the Company and the Sponsor entered into an amendment (the “Insider Letter Amendment”) to the Letter Agreement, (i) to add Pubco as a party to the Letter Agreement, (ii) to revise the terms of the Letter Agreement to reflect the transactions contemplated by the GrabAGun Business Combination Agreement, including the issuance of shares of Pubco Common Stock in exchange for the ordinary shares of the Company, and (iii) to amend the terms of the lock-up set forth in the Letter Agreement to conform with the lock-up terms in the Lock-Up Agreement described above.

The foregoing description of the Insider Letter Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Insider Letter Amendment, a copy of which is included as Exhibit 10.13 hereto and incorporated by reference herein.

Non-Competition and Non-Solicitation Agreement

Simultaneously with the execution and delivery of the GrabAGun Business Combination Agreement, each Seller entered into a Non-Competition and Non-Solicitation Agreement in favor of GrabAGun and Pubco and their respective subsidiaries (the “Covered Parties”), pursuant to which they will agree for a period of 3 years after the Closing not to compete with the Covered Parties and not to solicit the employees and customers of the Covered Parties. Each Seller also agreed not to disparage the Covered Parties and to customary confidentiality requirements.

The foregoing description of the Non-Competition and Non-Solicitation Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Non-Competition and Non-Solicitation Agreement, a copy of which is included as Exhibit 10.14 hereto and incorporated by reference herein.

Shareholders’ Agreement

Simultaneously with the execution of the GrabAGun Business Combination Agreement, the Company and GrabAGun entered into a shareholder agreement pursuant to which, among other matters, (a) the Company and GrabAGun, as the stockholders of Pubco, agreed that Pubco, GrabAGun Merger Sub and, upon its formation, Colombier Merger Sub will not engage in any business activities other than as contemplated by the GrabAGun Business Combination Agreement and have no assets or liabilities except in connection with the Transactions, (b) if the GrabAGun Business Combination Agreement is terminated prior to Closing, the Company and GrabAGun shall cause Pubco to be dissolved and (c) each of the Company and GrabAGun agreed not to take any action with respect to Pubco without the consent of the other, not to be unreasonably withheld. The shareholders’ agreement will terminate upon the earlier of the Closing or the termination of the GrabAGun Business Combination Agreement.

The foregoing description of the Shareholders’ Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Shareholders’ Agreement, a copy of which is included as Exhibit 10.15 hereto and incorporated by reference herein.

Amended and Restated Registration Rights Agreement

Prior to the Closing, Pubco, the Sponsor and the Sellers will enter into an amended and restated registration rights agreement that will amend and restate the registration rights agreement entered into at the time of the Company’s initial public offering, pursuant to which (i) Pubco will assume the registration obligations of Colombier under such registration rights agreement, with such rights applying to the shares Pubco Common Stock and (ii) Sellers will be granted equal registration rights thereunder.

The foregoing description of the Amended and Restated Registration Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Amended and Restated Registration Rights Agreement, a copy of which is included as Exhibit 10.16 hereto and incorporated by reference herein.

General

Our Management Team is predominantly composed of principals of (i) Farvahar Partners, a boutique investment bank and broker/dealer that acts as an advisor and liquidity provider to high growth venture capital backed companies and institutional investors, (ii)1789 Capital, an investment firm that provides financing to companies in the budding EIG economy, and (iii) former executives, and board members from Colombier I, which merged with PublicSq. in July 2023 in the Colombier I Business Combination, as further discussed below.

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

We believe that our Management Team is well positioned to identify and execute compelling Business Combination opportunities, including the GrabAGun Business Combination.

With respect to our Management Team, past performance is not a guarantee of success with respect to any Business Combination we may consummate, including the GrabAGun Business Combination. Our shareholders should not rely on the historical record of our Management Team’s performance as indicative of our future performance. For more information on the experience and background of our Management Team, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

Our Acquisition Process

Our selection process has resulted in us pursuing the Business Combination with GrabAGun. Although our Management will assess the risks inherent in a particular target business with which we may combine, we cannot assure our shareholders that this assessment will result in our identifying all risks that such target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact such target business.

Fair Market Value of Target Business

NYSE rules require that our initial business combination must occur with one or more operating businesses or assets with a fair market value of at least 80% of the net assets of the trust account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in the Trust Account, if any). Based on the valuation analysis of our Management and Board of Directors, we have determined that the fair market value of GrabAGun was substantially in excess of 80% of the funds in the Trust Account and that the 80% test was therefore satisfied.

The fair market value of the target was determined by our Board of Directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public shareholders with our analysis of the fair market value of the target business GrabAGun, as well as the basis for our determinations.

Pursuant to our Amended and Restated Memorandum, we now have until February 24, 2026 to complete an initial Business Combination, since we have executed a definitive agreement for an initial Business Combination prior to February 24, 2026. However, we may hold a shareholder vote at any time to amend our Amended and Restated Memorandum to modify the amount of time we will have to consummate an initial Business Combination (as well as to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we have not consummated an initial Business Combination within the time periods described herein or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity). As described herein, our Sponsor, executive officers, directors and directors have agreed that they will not propose any such amendment unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of Permitted Withdrawals), divided by the number of then-outstanding Public Shares, subject to the limitations described herein.

Financial Position

With funds available for a Business Combination as of December 31, 2024 in the amount of approximately $177,634,717 (before redemptions, any Permitted Withdrawals, and payment of $5,950,000 of deferred underwriting fees), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

See “GrabAGun Business Combination” above for more information on the equity and financing arrangements in connection with the GrabAGun Business Combination.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our Amended and Restated Memorandum. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule (as is the case with the GrabAGun Business Combination as currently contemplated), or we may decide to seek shareholder approval for business or other legal reasons.

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

See “GrabAGun Business Combination” above for more information on the requisite approvals in connection with the GrabAGun Business Combination.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of an initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of Permitted Withdrawals), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. As of December 31, 2024, the amount in the Trust Account was approximately $10.44 per Public Share (before any Permitted Withdrawals). The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters.

Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares they may hold in connection with the completion of our initial Business Combination.

See “GrabAGun Business Combination” above for more information on redemptions in connection with the GrabAGun Business Combination.

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

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company (other than with a 90% subsidiary of ours) and any transactions where we issue more than 20% of our outstanding Ordinary Shares or seek to amend our Amended and Restated Memorandum would require shareholder approval. So long as we obtain and maintain a listing for our securities on the NYSE, we are required to comply with the NYSE’s shareholder approval rules.

The requirement that we provide our Public Shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above is contained in provisions of our Amended and Restated Memorandum and will apply whether or not we maintain our registration under the Exchange Act or our listing on the NYSE. Such provisions may be amended if approved by a special resolution of our shareholders, which is a resolution passed by at least two-thirds of the shareholders as, being entitled to do so, vote in person or by proxy at a general meeting of the company and includes a unanimous written resolution.

If we provide our Public Shareholders with the opportunity to redeem their Public Shares in connection with a general meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

If we seek shareholder approval, we will complete our initial Business Combination only if we receive the approval of an ordinary resolution under our Amended and Restated Memorandum and Cayman Islands law, which is a resolution passed by a simple majority of the shareholders as, being entitled to do so, vote at a general meeting of the company and includes a unanimous written resolution. In accordance with our Amended and Restated Memorandum, a quorum for such meeting are holders of one-third of the shares in the capital of the company being individuals present in person or by proxy or if a corporation or other non-natural person by its duly authorized representative or proxy at the general meeting. Our Sponsor will count towards this quorum and, pursuant to the Letter Agreement, our Sponsor, officers and directors have agreed to vote any Founder Shares and any Public Shares purchased during or after our Initial Public Offering (including in open market and privately-negotiated transactions) in favor of our initial Business Combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result, in addition to our Sponsor’ Founder Shares, we would need 6,375,001, or approximately 37.5% of the 17,000,000 Public Shares issued and outstanding to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved (assuming all outstanding shares are voted and applicable law does not require approval by a greater majority than an ordinary resolution). Assuming that only one-third of our issued and outstanding Ordinary Shares, representing a quorum under our amended and restated memorandum and articles of association, are voted, we will not need any Public Shares in addition to our Founder Shares to be voted in favor of an initial Business Combination in order to have an initial Business Combination approved. These quorum and voting thresholds, and the voting agreements of our Sponsor, may make it more likely that we will consummate our initial Business Combination. Each Public Shareholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a shareholder on the record date for the shareholder meeting held to approve the proposed transaction.

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

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our Amended and Restated Memorandum provides that we currently have until February 24, 2026 to complete our initial Business Combination (unless such period is extended by the Company’s shareholders). If we are unable to complete our initial Business Combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of Permitted Withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under the Companies Act to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There are no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period.

Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to complete our initial Business Combination within the Combination Period. However, if our Sponsor or Management Team acquire Public Shares in or after our Initial Public Offering, they are entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the allotted Combination Period.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $905,040 proceeds held outside the Trust Account as of December 31, 2024, although there may not be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes or make other Permitted Withdrawals, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account and any Permitted Withdrawals or expenses for the dissolution of the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. We cannot assure our shareholders that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we may not have funds sufficient to pay or provide for all creditors’ claims.

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

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2024, we had access to up to approximately $905,040 from the proceeds of our Initial Public Offering, as well as any Permitted Withdrawals, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we may not be able to return $10.00 per share to our Public Shareholders. Additionally, if we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent preference, conveyance or disposition.” As a result, a bankruptcy or other court could seek to recover some or all amounts received by our shareholders. Furthermore, our Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure our shareholders that claims will not be brought against us for these reasons.

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

Competition

In identifying, evaluating and selecting a target business for our initial Business Combination, we encounter competition from other entities having a business objective similar to ours, including other SPACs, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Shareholders who exercise or are forced to exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage.

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

We have evaluated our internal control procedures for the fiscal year ending December 31, 2024, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	we are a blank check company and an early stage company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to complete our initial Business Combination, including the GrabAGun Business Combination, in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses, such as GrabAGun, may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial Business Combination, including the GrabAGun Business Combination;

●	we may not be able to obtain additional financing to complete our initial Business Combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial Business Combination at a price that is less than the prevailing market price of our shares at that time;

●	Trust Account funds may not be protected against third-party claims or bankruptcy;

●	an active market for our public securities may not develop and our shareholders will have limited liquidity and trading;

●	the availability to us of funds from interest income on the Trust Account from Permitted Withdrawals may be insufficient to operate our business prior to the Business Combination;

●	our financial performance following a Business Combination, including the GrabAGun Business Combination, may be negatively affected by their lack of an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial Business Combination, which could increase the costs associated with completing our initial Business Combination;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;

●	If we do not consummate the GrabAGun Business Combination, we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as a financial advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the Trust Account only upon completion of an initial Business Combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination;

●	we may attempt to complete our initial Business Combination with a private company about which little information is available, such as GrabAGun, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all;

●	since our Sponsor will lose its entire investment in us if our initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our Sponsor, officers and directors may profit substantially even under circumstances in which our Public Shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination;

●	the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Ordinary Shares at such time is substantially less than $10.44 per share (as of December 31, 2024);

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only approximately $10.44 per share (as of December 31, 2024), or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless;

●	we may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination;

●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects;

●	we do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial Business Combination with which a substantial majority of our shareholders or warrant holders do not agree;

●	military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination;

●	if our initial Business Combination involves a company organized under the laws of a state of the United States, such as GrabAGun, it is possible the Excise Tax will be imposed on us in connection with redemptions of our Ordinary Shares after or in connection with such initial Business Combination;

●	Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a Business Combination;

●	If we seek to further extend the Combination Period, such extension would not be in compliance with NYSE rules, and unless NYSE were to grant us an exemption, will likely lead NYSE to suspend trading in or delist our securities;

●	Cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss;

●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations; and

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

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

For risks related to GrabAGun and the GrabAGun Business Combination, please see the GrabAGun Registration Statement on Form S-4 once filed.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Although, as a blank check company, we do not have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, the investments in our Trust Account and bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our Management Team will report to the Board of Directors and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering. In addition to our own cybersecurity risks, any proposed Business Combination target, such as GrabAGun, may have been subject to, or may in the future be subject to, cybersecurity incidents.

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

Item 3. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our subsidiaries, any of our officers or directors in their capacity as such or against any of our property.

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

(b) Holders

On March 10, 2025, there was one holder of record of our Units, no holders of record of our Class A Ordinary Shares and one holder of record of our Warrants.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

As a smaller reporting company, we are not required to provide the information required by Regulation S-K Item 201(e).

(f) Recent Sales of Unregistered Securities

None.

(g) Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 5 of our Annual Report for the fiscal year ended December 31, 2023, as filed with the SEC on March 25, 2024. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

(h) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a blank check company incorporated in the Cayman Islands on September 27, 2023, formed for the purpose of effecting a Business Combination with one or more businesses or entities. We consummated our Initial Public Offering on November 27, 2023 and are currently in the process of consummating the GrabAGun Business Combination. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the Private Placement, our shares, debt or a combination of cash, shares and debt. We expect to continue to incur significant costs for the consummation of the GrabAGun Business Combination and we cannot assure our shareholders that our plans to complete a Business Combination will be successful.

Recent Developments

On January 6, 2025, the Company entered into the GrabAGun Business Combination Agreement with GrabAGun, GrabAGun Digital Holdings Inc., a Texas corporation fifty-percent owned by the Company and fifty-percent owned by GrabAGun (“Pubco”), Gauge II Merger Sub LLC, a Texas limited liability company and a wholly-owned subsidiary of Pubco (“Target Merger Sub”) and, upon execution of a joinder, a to-be-formed Cayman Islands exempted company to be named “Gauge II Merger Sub Corp.” (“Purchaser Merger Sub”).

Pursuant to the GrabAGun Business Combination Agreement and subject to the terms and conditions set forth therein, (i) Purchaser Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity (the “Colombier Merger”) and, as a result of which, each issued and outstanding security of the Company immediately prior to the effective time of the Colombier Merger shall no longer be outstanding and shall automatically be cancelled in exchange for which the security holders of the Company shall receive substantially equivalent securities of Pubco, (ii) Target Merger Sub will merge with and into GrabAGun, with GrabAGun continuing as the surviving entity (the “GrabAGun Merger”, and together with the Colombier Merger, the “Mergers”), and as a result of which each issued and outstanding security of GrabAGun immediately prior to the effective time of the GrabAGun Merger shall no longer be outstanding and shall automatically be cancelled in exchange for which the security holders of GrabAGun shall receive shares of common stock, par value $0.0001 per share, of Pubco (“Pubco Common Stock”). As a result of the Mergers and other transactions contemplated by the GrabAGun Business Combination Agreement, the Company and GrabAGun will become wholly-owned subsidiaries of Pubco, all upon the terms and subject to the conditions set forth in the GrabAGun Business Combination Agreement, and Pubco will become a publicly traded company.

For a full description of the GrabAGun Business Combination Agreement and the proposed GrabAGun Business Combination, please see “Item 1. Business”.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 27, 2023 (inception) through December 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2024, we had a net income of $5,758,466 which consisted of interest earned on marketable securities held in the Trust Account of $8,778,260, partially offset by operating expenses of $3,019,794.

For the period from September 27, 2023 (inception) through December 31, 2023, we had a net income of $414,496, which consisted of interest earned on marketable securities held in the Trust Account of $856,457, partially offset by operating expenses of $441,961.

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

For the year ended December 31, 2024, net cash used in operating activities was $2,302,151. Net income of $5,758,466 was affected by interest earned on marketable securities of $8,778,260 and changes in operating assets and liabilities, which used $717,643 of cash from operating activities.

On April 1, 2024 and December 4, 2024, we withdrew $1,000,000 from the Trust Account as a Permitted Withdrawal for working capital purposes and as of December 31, 2024, $2,000,000 had been removed from the Trust Account for the first annual and second annual permitted working capital withdrawal.

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

At December 31, 2024, we had cash and marketable securities held in the Trust Account of $177,634,717 (including approximately $9,634,717 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of Permitted Withdrawals and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account for any Permitted Withdrawals. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2024, we had cash of $905,040 held outside of the Trust Account. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required on a non-interest bearing basis. If we complete the initial Business Combination, we will repay such Working Capital Loans. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. There were no Working Capital Loans outstanding as of December 31, 2024 and 2023.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, Going Concern, as of December 31, 2024, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued. Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently February 24, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company, which raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024 and for the period from September 27, 2023 (inception) through December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the (i) the Administrative Services Agreement and (ii) Services and Indemnification Agreement. Under the Administrative Services Agreement, we pay $10,000 per month to an affiliate of our Sponsor for office space and secretarial and administrative support services. Under the Services and Indemnification Agreement, we pay an affiliate of the Sponsor $60,000 per month for the services of our Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, and Chief Operating Officer. We will cease these monthly fees under both the Administrative Services Agreement and the Services and Indemnification Agreement upon the earlier to occur of the completion of our initial Business Combination or liquidation. As of December 31, 2024 and 2023, we have paid $910,000 and $100,000, respectively, pursuant to the Administrative Services Agreement and the Services and Indemnification Agreement of which $70,000 is included in prepaid expenses and will be applied to the 2025 Administrative Services Agreement and the Services Indemnification Agreement fees.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU Topic 2016-13”Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2016-13, as of November 24, 2023. There was no effect from such adoption to the financial statement contained elsewhere in this Report.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

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

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-22 comprising a portion of this Report, which are incorporated herein by reference.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the fiscal year ended December 31, 2024. Accordingly, Management believes that the financial statement contained elsewhere in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we have maintained effective internal control over financial reporting as of December 31, 2024.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Not applicable.

Item 9B. Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 (a) of Regulation S-K.

Additional Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

	Age	Position
Omeed Malik	45	Chief Executive Officer and Chairman of the Board of Directors
Joe Voboril	46	Chief Financial Officer and Co-President
Andrew Nasser	36	Chief Investment Officer and Co-President
Jordan Cohen	45	Chief Operating Officer
Ryan Kavanaugh	50	Director
Chris Buskirk	56	Director
Candice Willoughby	50	Director
Michael Seifert	29	Director

The experience of our directors and executive officers is as follows:

Omeed Malik is our Chief Executive Officer and has served as the Chairman of the Board of Directors since inception. Since 2018, Omeed has served as the Founder and CEO of Farvahar Partners, a boutique investment bank and broker/dealer which acts as an advisor and liquidity provider to high growth venture backed companies and institutional investors. Omeed is also the President of 1789 Capital, an investment firm that provides financing to companies in the budding Entrepreneurship, Innovation & Growth (“EIG”) economy. From 2021 to July 2023, he served as an officer and director of Colombier I, and since July 2023 has remained a non-executive director of PSQ Holdings, Inc. (NYSE:PSQH) following the consummation of the Colombier I Business Combination. Prior to starting his own firm, Omeed was a Managing Director and the Global Head of the Hedge Fund Advisory Business at Bank of America Merrill Lynch from 2012 to 2018. Omeed was also the founder and head of the Emerging Manager Program within the Global Equities business. In this capacity, Omeed was charged with selecting both established and new hedge funds for the firm to partner with and oversaw the allocation of financing/prime brokerage, capital strategy, business consulting and talent introduction resources. Before joining Bank of America Merrill Lynch, Omeed was a Senior Vice President at MF Global where he helped reorganize the firm’s distribution platform globally and developed execution and clearing relationships with institutional clients.

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

Joe Voboril is our Chief Financial Officer and Co-President. Since 2018, Joe has served as the Co-Founder and Managing Partner of Farvahar Partners, a boutique investment bank and broker/dealer which acts as an advisor and liquidity provider to high growth venture backed companies and institutional investors. From 2021 to July 2023, he served as an officer and director of Colombier I. Since January 2023, he has also been Head of Research of 1789 Capital, an investment firm that provides financing to companies in the budding EIG economy.

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

Andrew Nasser has served as our Co-President and Chief Investment Officer since inception. Since 2023, Andrew has been a Partner at Farvahar Partners, a boutique investment bank and broker/dealer which acts as an advisor and liquidity provider to high growth venture backed companies and institutional investors. Over his career, Mr. Nasser has reviewed hundreds of investment opportunities for blank check companies in a variety of technology-enabled sectors, including software, mobility, industrial technology, energy storage, data analytics, education technology, social networking, digital marketplaces, and payment processing. He was a special advisor to Colombier I. Previously, from 2018 to 2021, Andrew led business development for the Churchill Capital public listing investment vehicles as an investment banker with its Sponsor, M. Klein and Company, a boutique merchant bank and strategic advisory firm. Mr. Nasser led or facilitated target sourcing, transaction execution, investment decisions, private capital fundraising, due diligence assessments and investor engagement for five blank check companies, including four Churchill Capital-affiliated entities and for Colombier I. These included, among others, automotive manufacturer Lucid Motors, data analytics firm Clarivate Analytics, and values-aligned digital marketplace PublicSq. He has also advised companies publicly listed by Churchill Capital and Colombier I subsequent to their mergers on capital markets, financing, strategic investments, partnerships, and acquisitions. Prior to joining M. Klein and Company in 2018, Andrew worked for Citigroup Global Markets in their technology, media, and telecommunications investment banking group. Andrew has previously worked as a consultant for Deloitte and PwC. Mr. Nasser is a CFA charterholder, and he holds a bachelor’s degree from Boston College and a master’s degree in business administration from New York University’s Stern School of Business.

Jordan Cohen, who has served as our Chief Operating Officer since inception, has since 2020 been a Partner at Farvahar Partners, a boutique investment bank and broker/dealer which acts as an advisor and liquidity provider to high growth venture backed companies and institutional investors. Jordan is also the Chief Operating Officer of 1789 Capital, an investment firm that provides financing to companies in the budding EIG economy, since January 2023. Jordan was a strategic advisor to Colombier I from 2021 to July 2023, and he also served as the President, Chief Financial Officer and a Board Member of Ceres Acquisition Corp (“Ceres”), a Canadian special purpose acquisition company from 2020 to 2022. Ceres announced a $1.844 billion merger with Parallel, however the transaction was mutually terminated by the parties and Ceres ultimately wound up its affairs. Prior to joining Farvahar, from 2009 to 2020, Jordan was the Managing Director of Sierra Bonita Holdings, a family office where he was responsible for evaluating, structuring and managing a multi-strategy portfolio in the consumer and TMT verticals. Jordan was also the Founder and Chief Executive Officer of PLAYLIST, a lifestyle fitness brand, from 2015 to 2020. Jordan has over twenty years of experience investing in, and working with, companies in the consumer, technology and wellness industries. Jordan began his career as a corporate attorney at Weil, Gotshal & Manges LP, working on a broad range of transactions, including but not limited to complex M&A, capital markets, restructurings and other private equity transactions. Jordan received a Bachelor of Science & Management in Finance from Tulane University where he graduated magna cum laude and a Juris Doctor with Honors from Emory University School of Law, where he was an Editor of the Emory Law Journal.

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

Ryan is co-founder of Triller, one of the three fastest growing social media apps. In November 2020, he started The Fight Club, which launched with the record-breaking Tyson-Roy Jones Jr Pay Per View event becoming the 8th highest grossing PPV event. In 2017, Ryan also launched Proxima, a holding company set up to build media, technology, and related entities. Ryan served as Chief Executive Officer of Relativity Holdings, a media, sports, television and content company in 2016, and in additional roles from 2016 to 2018. Between 2015 and 2018, Relativity Media LLC and certain of its subsidiaries commenced a restructuring action under Chapter 11 of the U.S. Bankruptcy Code. Mr. Kavanaugh has also been subject to certain other litigation over the years, including in connection with his tenure at Relativity and its initial Chapter 11 proceedings. Since 2017, Ryan has served as Chief Executive Officer of Knight Global, a family office. From 2021 to July 2023, he served as a director of Colombier I.

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

Chris Buskirk has served as one of our directors since November 2023. Since January 2023, he has been the Founder and Chief Investment Officer of 1789 Capital, an investment firm that provides financing to companies in the budding EIG economy. From 2016 to the present, he has been the publisher of American Greatness, a web magazine focused on restoring American prosperity and vitality. Between 1996 and the present, he has founded, built and sold multiple finance businesses including in insurance, reinsurance, specialty lending, and tax-credit financing, including JAS Intermediaries/Diversified Risk Management Holdings, a diversified insurance and risk management business; Nexteco Energy Capital and Crucible Energy Partners LLC, which financed renewable energy installations through a combination of conventional and tax credit financing; America’s Cash Express, a consumer-facing lender providing both secured and unsecured loans to both prime and non-prime borrowers; and Steadfast Holdings, LLC, a family-owned investment vehicle that serves as a platform for investments across sectors but with a focus on innovative, entrepreneur-led growth companies. For over 15 years he has been an investor in growth stages companies across the financial services space as well as in real estate, digital marketing, consumer brands, and media, including Rumble, Inc (NASDAQ: RUM), an online video platform and Patriot Mobile, a mobile phone company. He is the author of three books, most recently “American & The Art of the Possible: Restoring National Vitality In An Age of Decay,” which describes problems undermining American prosperity and explains how to restore American growth and broadly shared affluence. Mr. Buskirk is a graduate of Claremont-McKenna College. Chris was selected to serve on our Board of Directors due to his significant investment experience and background in a wide variety of industries.

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

Michael Seifert has served as one of our directors since November 2023. From 2021, he was President, Chief Executive Officer and Chairman of the Board and the Founder of PSQ Holdings, Inc., a marketplace of patriotic businesses and consumers, which, following the Colombier I Business Combination on July 19, 2023, was renamed “PublicSq. Inc.,” and Colombier I was renamed “PSQ Holdings, Inc.” (NYSE: PSQH; “PublicSq.”). He retained the same positions at the combined company following the Business Combination. Prior to founding PSQ Holdings, Inc., Mr. Seifert served as the Marketing and Public Relations Coordinator from 2019 to 2021 at Pacifica Enterprises, Inc., a real estate and asset management group, where he led the marketing department. In 2019, Mr. Seifert was the Associate Director at JH Ranch, a non-profit organization, and served as the City Director for Tuscaloosa, Alabama at JH Ranch from 2015 to 2017. Mr. Seifert holds a Bachelor’s Degree in Political Science and International Relations from Liberty University. Michael was selected to serve on our Board of Directors due to his industry experience and public company background.

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

Family and Close Personal Relationships

No family or close personal relationships exist between any of our directors or executive officers.

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

The charter also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee will consider the independence of each such adviser, including the factors required by NYSE and the SEC.

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

The charter also provides that the Nominating and Corporate Governance Committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving the search firm’s fees and other retention terms.

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

Compensation Recovery and Clawback Policy

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC has also recently adopted rules that direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

On November 30, 2023, our Board of Directors approved the adoption of the Executive Compensation Clawback Policy (the “Clawback Policy”), in order to comply with the final Clawback rules adopted by the SEC under Rule 10D-1 under the Exchange Act (the “Rule”), and the listing standards, as set forth in Section 303A.14 of the NYSE Listed Company Manual (the “Final Clawback Rules”).

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

Item 11. Executive Compensation.

During fiscal year 2024, our executive officers include Chief Executive Officer, Chief Financial Officer, Chief Investment Officer and Chief Operating Officer, were compensated pursuant to the Services and Indemnification Agreement by and between the Company and OJJA, LLC (“OJJA”). Under the Services and Indemnification Agreement, OJJA received a monthly fee of $60,000 in exchange for providing the services of our executive officers. The Services and Indemnification Agreement provides that the Company will indemnify OJJA and its officers, directors, and employees in addition to the monthly fee, but does not provide for additional compensation such as bonuses or equity awards. The allocation of any revenues of OJJA among its principals is not set forth in the Services and Indemnification Agreement or determined by means of any process in which the Company participates. In connection with their provision of services to the Company pursuant to the Services and Indemnification Agreement, the actual amount of compensation received by our executive officers is determined solely in the discretion of OJJA.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 10, 2025 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 21,250,000 shares of our Ordinary Shares, consisting of (i) 17,000,000 Class A Ordinary Shares and (ii) 4,250,000 Class B Ordinary Shares, issued and outstanding as of March 10, 2025. On all matters to be voted upon, except for (i) the election of directors of the Board and (ii) a vote to continue our Company in a jurisdiction outside the Cayman Islands, holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, unless otherwise required by applicable law. Only holders of Class B Ordinary Shares will have the right to vote on the appointment of directors prior to the completion of our initial Business Combination and on a vote to continue our Company in a jurisdiction outside of the Cayman Islands. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as such Private Placement Warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
Colombier Sponsor II LLC (our Sponsor) (2)(3)	—	—	4,250,000	100.00%	20.00%
Omeed Malik (2)(3)	—	—	4,250,000	100.00%	20.00%
Joe Voboril (3)	—	—	—	—	—
Andrew Nasser (3)	—	—	—	—	—
Jordan Cohen (3)	—	—	—	—	—
Ryan Kavanaugh (3)	—	—	—	—	—
Chris Buskirk (3)	—	—	—	—	—
Candice Willoughby (3)	—	—	—	—	—
Michael Seifert (3)	—	—	—	—	—
All executive officers, directors and director nominees as a group (8 individuals) (2)(3)	—	—	4,250,000	100.0%	20.00%
Other 5% Shareholders
Decagon Asset Management LLP (4)	1,430,484	8.4%	—	—	6.7%
AQR Parties (5)	1,287,000	7.57%	—	—	6.12%
Sculptor Parties (6)	1,455,873	8.56%	—	—	6.85%
Harraden Circle Investments, LLC (7)	1,000,000	5.88%	—	—	4.71%
The Goldman Sachs Group, Inc. (8)	975,233	5.7%	—	—	4.59%

*	Less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o 214 Brazilian Avenue, Suite 200-J, Palm Beach, FL 33480.

(2)	Interests shown consist solely of Founder Shares, classified as Class B Ordinary Shares. Such shares will (unless otherwise provided in our initial business combination agreement) automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination, and may be converted at any time prior to our initial Business Combination, at the option of the holder, on a one-for-one basis, subject to adjustment.
(3)	Colombier Sponsor II LLC, our Sponsor, is the record holder of the shares reported herein. Omeed Malik, our Chief Executive Officer and Chairman, is the manager of Omeed Malik Advisors LLC, the managing member of the Sponsor and has voting and investment discretion with respect to the securities held of record by our Sponsor and may be deemed to have beneficial ownership of the securities held directly by our Sponsor. All of our officers and directors are members of our Sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(4)	According to a Schedule 13G filed with the SEC on February 13, 2025, by (i) Decagon Asset Management LLP (“Decagon”), and (ii) Benjamin John Durham (“Mr. Durham”) who indirectly controls Decagon. The address of the principal business office for Decagon and Mr. Durham is 5 Swallow Place, London, W1B 2AF,United Kingdom.
(5)	According to a Schedule 13G filed with the SEC on February 14, 2024, by (i) AQR Capital Management, LLC, a Delaware limited liability company (“AQR”), (ii) AQR Capital Management Holdings, LLC, a Delaware limited liability company (“AQR Holdings”), (iii) AQR Arbitrage, LLC, a Delaware limited liability company (collectively, with AQR and AQR Holdings, the “AQR Parties”). The address of the principal business office for the AQR Parties is One Greenwich Plaza, Greenwich, CT 06830.
(6)	According to a Schedule 13G/A filed with the SEC on November 14, 2024 by (i) Sculptor Capital LP, a Delaware limited partnership (“Sculptor”), (ii) Sculptor Capital Holding Corporation, a Delaware corporation that serves as the general partner of Sculptor (“SCHC”), (iii) Sculptor Capital Management, Inc., a Delaware limited liability company and a holding company that is the sole shareholder of SCHC and the ultimate parent company of Sculptor (“SCU”), (iv) Sculptor Master Fund, Ltd., a Cayman Islands company and Sculptor is its investment adviser (“SCMF”) and (v) Sculptor Special Funding, LP, a Cayman Islands exempted limited partnership that is wholly owned by SCMF (“NRMD”). Sculptor is the principal investment manager to a number of private funds and discretionary accounts (the “Accounts” and collectively with Sculptor, SCHC, SCU, SCMF and NRMD, the “Sculptor Parties”). The Units reported therein are held in the Accounts managed by Sculptor. The address of the principal business office for Sculptor, SCHC and SCU is 9 West 57 Street, 39 Floor, New York, NY 10019. The address of the registered offices for SCMF is c/o State Street (Cayman) Trust, Limited, 1 Nexus Way—Suite #5203, PO Box 896, Helicona Courtyard, Camana Bay, Grand Cayman, KY1-1103, Cayman. The address of the registered office of NRMD is c/o MaplesFS Limited, P.O. Box 1093, Queensgate House, Grand Cayman, KY1-1102, Cayman Islands.
(7)	According to a Schedule 13G filed with the SEC on November 18, 2024, by i) Harraden Circle Investors, LP (“Harraden Fund”), ii) Harraden Circle Special Opportunities, LP (“Harraden Special Op Fund”), iii) Harraden Circle Investors GP, LP (“Harraden GP”); iv) Harraden Circle Investors GP, LLC (“Harraden LLC”); v) Harraden Circle Investments, LLC (“Harraden Adviser”); and vi) Frederick V. Fortmiller, Jr. (“Mr. Fortmiller”). The Class A Ordinary Shares are directly beneficially owned by Harraden Fund and Harraden Special Op Fund. Harraden GP is the general partner to Harraden Fund and Harraden Special Op Fund, and Harraden LLC is the general partner of Harraden GP. Harraden Adviser serves as investment manager to Harraden Fund, Harraden Special Op Fund and other high net worth individuals. Mr. Fortmiller is the managing member of each of Harraden LLC and Harraden Adviser. In such capacities, each of Harraden GP, Harraden LLC, Harraden Adviser and Mr. Fortmiller may be deemed to indirectly beneficially own the shares reported therein directly beneficially owned by Harraden Fund and Harraden Special Op Fund. The address of the principal business office of each is 299 Park Avenue, 21st Floor, New York, NY 10171.
(8)	According to a Schedule 13G filed with the SEC on November 12, 2024, by The Goldman Sachs Group, Inc. and Goldman Sachs & Co. LLC (“Goldman Filers”). The addresses of the principal business office for Goldman Filers are 200 West Street, New York, NY 10282.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None. For more information on the GrabAGun Business Combination, please see “Item 1. Business”.

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

Pursuant to the Administrative Services Agreement, we currently utilize office space at 214 Brazilian Avenue, Suite 200-J, Palm Beach, FL 33480 from Farvahar Capital LLC, an affiliate of our Sponsor. We pay such Sponsor affiliate $10,000 per month for office space and secretarial and administrative support services provided to members of our Management Team; upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. For the year ended December 31, 2024, we have paid $130,000 pursuant to the Services and Indemnification Agreement, whereas, $120,000 is included in general and administrative expense on the accompanying statements of operations and $10,000 is included in prepaid expenses on the accompanying balance sheets.

In addition, pursuant to the Services and Indemnification Agreement, we pay OJJA, LLC, an affiliate of our Sponsor, $60,000 per month for the services of our Chief Executive Officer, Chief Financial Officer, Chief Investment Officer and Chief Operating Officer; upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. For the year ended December 31, 2024, we have paid $780,000 pursuant to the Services and Indemnification Agreement, whereas, $720,000 is included in general and administrative expense on the accompanying statements of operations and $60,000 is included in prepaid expenses on the accompanying balance sheets.

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

We expect to fund our working capital requirements prior to the time of our initial Business Combination with Permitted Withdrawals from the interest earned on the Trust Account, subject to an annual limit of $1,000,000, and Permitted Withdrawals to pay taxes. In addition, in order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required under Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such Working Capital Loans by our Sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. There are no Working Capital Loans outstanding as of December 31, 2024.

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

For more information on the agreements entered into in connection with the GrabAGun Business Combination. See “Item 1. Business.”

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

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. During year ended December 31, 2024 and the period from September 27, 2023 (inception) through December 31, 2023, fees for our independent registered public accounting firm were approximately $82,680 and $74,880, respectively, for the services Withum performed in connection with our Initial Public Offering, quarterly reviews and the audit of our December 31, 2023 and December 31, 2024 financial statements included in this Report.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from September 27, 2023 (inception) through December 31, 2024, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements and thus, we did not pay Withum for any audit-related fees for the period from September 27, 2023 (inception) through December 31, 2024.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.  During the period from September 27, 2023 (inception) through December 31, 2024, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning and thus, we did not pay Withum for any tax fees for the period from September 27, 2023 (inception) through December 31, 2024.

All Other Fees

All other fees consist of fees billed for all other services.  During the period from September 27, 2023 (inception) through December 31, 2024, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above and thus, we did not pay Withum for any other services for the period from September 27, 2023 (inception) through December 31, 2024.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

(1) Financial Statements

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 100)	F-2
Balance Sheets as of December 31, 2024 and 2023	F-3
Statements of Operations for the Year Ended December 31, 2024 and for the Period from September 27, 2023 (inception) Through December 31, 2023	F-4
Statements of Changes in Shareholders’ Deficit for the Year Ended December 31, 2024 and for the Period from September 27, 2023 (inception) Through December 31, 2023	F-5
Statements of Cash Flows for the Year Ended December 31, 2024 and for the Period from September 27, 2023 (inception) Through December 31, 2023	F-6
Notes to Financial Statements	F-7 to F-22

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

COLOMBIER ACQUISITION CORP. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Colombier Acquisition Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Colombier Acquisition Corp. II (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2024 and for the period from September 27, 2023 (inception) through December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the year ended December 31, 2024 and for the period from September 27, 2023 (inception) through December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by February 24, 2026, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Colombier Acquisition Corp. II in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Colombier Acquisition Corp. II is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2023.

New York, New York

March 10, 2025

PCAOB ID Number 100

COLOMBIER ACQUISITION CORP. II

BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash	$905,040	$1,292,907
Prepaid insurance	198,520	222,270
Prepaid expenses	142,033	22,816
Total Current assets	1,245,593	1,537,993
Long term prepaid insurance	—	197,912
Marketable securities held in Trust Account	177,634,717	170,856,457
TOTAL ASSETS	$178,880,310	$172,592,362
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$734,555	$119,357
Accrued offering costs	—	85,716
Total Current liabilities	734,555	205,073
Deferred underwriting fee payable	5,950,000	5,950,000
TOTAL LIABILITIES	6,684,555	6,155,073

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A Ordinary Shares subject to possible redemption, 17,000,000 shares at redemption value of $10.45 and $10.00 per share at December 31, 2024 and 2023, respectively	177,634,717	170,000,000

SHAREHOLDERS’ DEFICIT

Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2024 and 2023	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding at December 31, 2024 and 2023 (excluding 17,000,000 and 17,000,000 shares subject to possible redemption), respectively	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 4,250,000 and 4,250,000 shares issued and outstanding(1) at December 31, 2024 and 2023, respectively	425	425
Additional paid-in capital	—	—
Accumulated deficit	(5,439,387)	(3,563,136)
TOTAL SHAREHOLDERS’ DEFICIT	(5,438,962)	(3,562,711)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$178,880,310	$172,592,362

(1)	On November 20, 2023, the Company effectuated a share capitalization in the form of a share dividend of approximately 0.15384615 fully paid Class B Ordinary Shares for each Class B Ordinary Share in issue, resulting in the Sponsor holding an aggregate of 4,312,500 Class B Ordinary Shares. On November 24, 2023, as a result of the underwriters’ election to partially exercise their over-allotment option, 62,500 Founder Shares were forfeited resulting in the Sponsor holding 4,250,000 Founder Shares (see Note 5).

The accompanying notes are an integral part of these financial statements.

COLOMBIER ACQUISITION CORP. II

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2024	For the Period from September 27, 2023 (Inception) Through December 31, 2023
General and administrative expenses	$3,019,794	$441,961
Loss from operations	(3,019,794)	(441,961)

Other income:
Interest earned on marketable securities held in Trust Account	8,778,260	856,457
Total other income, net	8,778,260	856,457

Net income	$5,758,466	$414,496

Weighted average shares outstanding of Class A Ordinary Shares	17,000,000	6,621,053

Basic and diluted net income per Ordinary Share, Class A Ordinary Shares	$0.27	$0.04

Weighted average shares outstanding of Class B Ordinary Shares	4,250,000	3,944,737

Basic and diluted net income per Ordinary Share, Class B Ordinary Shares	$0.27	$0.04

The accompanying notes are an integral part of these financial statements.

COLOMBIER ACQUISITION CORP. II AND SUBSIDARY

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2024 AND

FOR THE PERIOD FROM SEPTEMBER 27, 2023 (INCEPTION) THROUGH DECEMBER 31, 2023

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — September 27, 2023 (inception)	—	$—	$—	$—	$—

Issuance of Ordinary Shares	4,312,500	432	24,568	—	25,000

Sale of 5,000,000 Public Warrants	—	—	5,000,000	—	5,000,000

Fair value of Private Placement Warrants at issuance	—	—	776,333	—	776,333

Allocated value of transaction costs to Public and Private Placement Warrants	—	—	(55,393)	—	(55,393)

Forfeiture of Founder Shares	(62,500)	(7)	7	—	—

Accretion for Class A Ordinary Shares to redemption amount	—	—	(5,745,515)	(3,977,632)	(9,723,147)

Net income	—	—	—	414,496	414,496

Balance – December 31, 2023	4,250,000	425	—	(3,563,136)	(3,562,711)

Accretion for Class A Ordinary Shares to redemption amount	—	—		(7,634,717)	(7,634,717)

Net income	—	—	—	5,758,466	5,758,466

Balance – December 31, 2024	4,250,000	$425	$—	$(5,439,387)	$(5,438,962)

The accompanying notes are an integral part of these financial statements.

COLOMBIER ACQUISITION CORP. II

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2024	For the Period from September 27, 2023 (Inception) Through December 31, 2023
Cash Flows from Operating Activities:
Net income	$5,758,466	$414,496
Adjustments to reconcile net income to net cash used in operating activities:
Formation and operation expenses paid by Sponsor	—	84,729
Interest earned on marketable securities held in Trust Account	(8,778,260)	(856,457)
Changes in operating assets and liabilities:
Prepaid expenses	(119,217)	(22,816)
Prepaid insurance	221,662	(420,182)
Accounts payable and accrued expenses	615,198	119,357
Net cash used in operating activities	(2,302,151)	(680,873)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(170,000,000)
Cash withdrawn from Trust Account for working capital purposes	2,000,000	—
Net cash provided by (used in) investing activities	2,000,000	(170,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	167,450,000
Proceeds from sale of Private Placements Warrants	—	5,000,000
Repayment of Promissory Note - related party	—	(196,319)
Payment of offering costs	(85,716)	(279,901)
Net cash (used in) provided by financing activities	(85,716)	171,973,780

Net Change in Cash	(387,867)	1,292,907
Cash - Beginning of period	1,292,907	—
Cash - End of period	$905,040	$1,292,907

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$—	$85,716
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$25,000
Promissory note – related party	$—	$196,319
Deferred underwriting fee payable	$—	$5,950,000
Forfeiture of Founder Shares	$—	$7

The accompanying notes are an integral part of these financial statements.

COLOMBIER ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

In December 2024, GrabAGun Digital Holdings Inc. (the “Pubco”) was formed for the sole purpose of effecting a business combination between the Company and Metroplex Trading Company, LLC, (dba GrabAGun). The Company and GrabAGun were both issued 500 shares, which constitutes 50% ownership of Pubco by both the Company and GrabAGun. Pubco was analyzed and determined to be a variable interest entity as it lacks sufficient equity at risk to sustain its operations. The Company does not have unilateral control of Pubco as all significant decisions require consent from the Company and GrabAGun. As such, the Company will account for its investment in Pubco using the equity method in accordance with Accounting Standards Codification (“ASC”) 323-10, “Investments – Equity Method and Joint Ventures”. As of December 31, 2024, the investment balance was immaterial.

As of December 31, 2024, the Company had not commenced operations. All activity for the period from September 27, 2023 (inception) through December 31, 2024 relates to (i) the Company’s formation and the Company’s initial public offering consummated on November 24, 2023 (the “Initial Public Offering” or “IPO”), which is described below, and (ii) subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues prior to the completion of the Business Combination, at the earliest, and generates non-operating income in the form of interest income on permitted investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will provide its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.45 per Public Share, as of December 31, 2024, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, in addition to any Permitted Withdrawals (as defined below). There will be no redemption rights upon the completion of a Business Combination with respect to the Warrants. The Public Shares subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

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

The Company has until February 24, 2026, or until such earlier liquidation date as the Company’s board of directors (the “Board”) may approve, to complete a Business Combination (the “Combination Period”). The Company may also hold a shareholder vote at any time to amend the Amended and Restated Memorandum to modify the Combination Period. The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of our initial Business Combination, including interest earned on the funds held in the Trust Account (net of amounts withdrawn to fund the Company’s working capital requirements, subject to an annual limit of $1,000,000, and to pay its taxes (“Permitted Withdrawals”), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein.

On April 1, 2024 and December 4, 2024, the Company withdrew $1,000,000 from the Trust Account as a Permitted Withdrawal for working capital purposes and as of December 31, 2024, $2,000,000 had been removed from the Trust Account for the first annual and second annual permitted working capital withdrawal.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2024, the Company had cash of $905,040 held outside of the Trust Account and working capital of $511,038. The Company will use such funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

From interest earned on the Trust Account, the Company can withdraw, as Permitted Withdrawals, (i) up to $1,000,000 annually, to fund working capital requirements in connection with completing a Business Combination and (ii) funds to pay its taxes. As of December 31, 2024, $2,000,000 in Permitted Withdrawals had been removed from the Trust Account for working capital purposes.

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay such Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. There were no Working Capital Loans outstanding as of December 31, 2024 and 2023.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern”, as of December 31, 2024, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying issued. Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently February 24, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company, which raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of Combination Period.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commissions (the “SEC”).

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $905,040 and $1,292,907 in cash as of December 31, 2024 and 2023, respectively. The Company had no cash equivalents as of December 31, 2024 and 2023.

Marketable Securities Held in Trust Account

As of December 31, 2024 and 2023, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company has withdrawn $2,000,000 from the Trust Account as of the December 31, 2024.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities From Equity”, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., the Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at December 31, 2024 and 2023, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid-in-capital (to the extent available) and accumulated deficit.

At December 31, 2024 and 2023, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying balance sheets are reconciled in the following table:

Gross proceeds	$170,000,000
Less:
Proceeds allocated to Public Warrants	(776,333)
Class A Ordinary Shares issuance costs	(8,946,814)
Plus:
Remeasurement of carrying value to redemption value	9,723,147
Class A Ordinary Shares subject to possible redemption, December 31, 2023	170,000,000
Plus:
Remeasurement of carrying value to redemption value	7,634,717
Class A Ordinary Shares subject to possible redemption, December 31, 2024	$177,634,717

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2024 and 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented in the accompanying financial statements.

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

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments, including share option grants, Warrants and restricted share grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments, excluding restricted shares, are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the accompanying statements of operations.

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

The calculation of diluted income per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the Ordinary Shares for the year ended December 31, 2024 was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 10,666,667 Class A Ordinary Shares in the aggregate. As of December 31, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of the Company. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share for the periods presented.

	For the Year Ended December 31, 2024		For the Period from September 27, 2023 (Inception) Through December 31, 2023
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income per Ordinary Share
Numerator:
Allocation of net income, as adjusted	$4,606,773	$1,151,693	$259,744	$154,752

Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	17,000,000	4,250,000	6,621,053	3,944,737
Basic and diluted net income per Ordinary Share	$0.27	$0.27	$0.04	$0.04

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) Topic 2016-13 – “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13, as of November 24, 2023. There was no effect from such adoption to the accompanying financial statements.

In August 2020, the FASB issued ASU Topic 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06, as of September 27, 2023 (inception). There was no effect from such adoption to the accompanying financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

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

On November 17, 2023, the Sponsor awarded equity incentives in connection with services to the Sponsor and/or the Company. The equity incentives represent the Founder Shares owned by the Sponsor as of November 17, 2023, the date of issuance. The equity incentives to the Management and the Company’s directors are in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 1,459,000 Founder Shares granted to the Company’s directors and members of Management was $3,603,730 or $2.47 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no share-based compensation expense has been recognized. The fair value was determined using a Probability-Weighted Expected Return Method, discounted for lack of marketability, with a volatility of 3.8%, risk-free rate of 4.89% and an implied discount for lack of marketability of 1.25% as of the valuation date of November 17, 2023.

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

Administrative Support Agreements

The Company entered into an agreement, commencing on November 20, 2023, through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company pays an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of Management (the “Administrative Services Agreement”). For the year ended December 31, 2024, the Company has paid $130,000, in connection with the Administrative Services Agreement, of which $120,000 is reflected in general and administrative expenses in the accompanying statements of operations and $10,000 is reflected in prepaid expenses on the accompanying balance sheets to be applied to 2025 fees. For the period from September 27, 2023 (inception) through December 31, 2023, the Company has paid $20,000 in connection with the administrative service agreement and is reflected in general and administrative expenses in the accompanying statement of operations.

In addition, the Company also entered into an agreement, commencing on November 20, 2023, through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company pays an affiliate of the Sponsor, $60,000 per month for the services of the Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, and Chief Operating Officer (the “Services and Indemnification Agreement”). For the year ended December 31, 2024, the Company has paid $780,000 in connection with the Services and Indemnification Agreement, of which $720,000 is reflected in general and administrative expenses in the accompanying statements of operations and $60,000 is reflected in prepaid expenses on the accompanying balance sheets to be applied to 2025 fees. For the period from September 27, 2023 (inception) through December 31, 2023, the Company has paid $80,000 in connection with the administrative service agreement and is reflected in general and administrative expenses in the accompanying statement of operations.

Related Party Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required on a non-interest bearing basis. If the Company completes the initial Business Combination, the Company will repay such Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. There are no Working Capital Loans outstanding as of December 31, 2024 and 2023.

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

Advisory Agreement

On November 20, 2023, pursuant to the Financial Advisory Services Agreement by and between the Company and Roth (the “Financial Advisory Services Agreement”), the Company engaged Roth to provide consulting and advisory services in connection with the Initial Public Offering. Roth represented the Company’s interests only, was independent of the underwriters and was not a party to any securities purchase agreement with the Company, the underwriters, or investors in relation to the Initial Public Offering. Roth did not participate (within the meaning of the Financial Industry Regulatory Authority (“FINRA”) Rule 5110(j)(16)) in the Initial Public Offering; acted as an independent financial advisor (within the meaning of FINRA Rule 5110(j)(9)), and it did not act as an underwriter in connection with the Initial Public Offering. Under the Financial Advisory Services Agreement, Roth’s fee was $510,000, payable upon the closing of the Initial Public Offering. A deferred fee of up to $1,190,000 will be paid to Roth at the closing of the Business Combination. This deferred fee will only be paid to Roth if the Company completes a Business Combination. Roth’s fees in both cases will be offset from the underwriting fees already recorded between the cash underwriting fee of $2,550,000 and the deferred underwriting fee of $5,950,000, resulting in no additional incremental fee already recorded by the Company.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of December 31, 2024 and 2023, there were no preferred shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote for each share. At December 31, 2024 and 2023, there were no shares of Class A Ordinary Shares issued or outstanding, excluding 17,000,000 Class A Ordinary Shares subject to possible redemption.

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

Warrants

As of December 31, 2024 and 2023, there are 10,666,667 Warrants (5,666,667 Public Warrants and 5,000,000 Private Placement Warrants) issued and outstanding. Each whole Public Warrant entitles the registered holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the Warrant Agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A Ordinary Shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

The following tables presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2024 and 2023:

	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$177,634,717	$177,634,717	$—	$—

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$170,856,457	$170,856,457	$—	$—

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers for the year ended December 31, 2024 and from the period from September 27, 2023 (inception) through December 31, 2023.

NOTE 9 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	December 31,	December 31,
	2024	2023
Trust Account	$177,634,717	$170,856,457
Cash	$905,040	$1,292,907

	For the Year Ended December 31, 2024	For the Period from September 27, 2023 (Inception) Through December 31, 2023
General and administrative expenses	$3,019,794	$441,961
Interest earned on the Trust Account	$8,778,260	$856,457

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying financial statements.

On January 6, 2025, the Company and GrabAGun issued a joint press release announcing the execution of a definitive Business Combination Agreement dated as of January 6, 2025, with GrabAGun Digital Holdings Inc., the Pubco formed in connection with the consummation of the transactions contemplated by the Business Combination Agreement, Gauge II Merger Sub LLC, a Texas limited liability company and a GrabAGun Merger Sub, and, upon execution of a joinder, a to-be-formed Cayman Islands exempted company to be named Colombier Merger Sub and a wholly-owned subsidiary of Pubco.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 20, 2023, by and between the Company and BTIG, LLC. (3)
2.1+	Business Combination Agreement, dated as of January 6, 2025, by and among Colombier Acquisition Corp. II, Metroplex Trading Company, LLC (d/b/a GrabAGun), GrabAGun Digital Holdings Inc., Gauge II Merger Sub LLC and, upon execution of a joinder, Gauge II Merger Sub Corp. (5)
3.1	Amended and Restated Memorandum and Articles of Association. (3)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Ordinary Share Certificate. (1)
4.3	Specimen Warrant Certificate. (4)
4.4	Warrant Agreement, dated November 20, 2023, by and between the Company and Continental, as warrant agent. (3)
4.5	Description of Registered Securities. (4)
10.1	Promissory Note, dated as of September 27, 2023, issued to the Sponsor. (1)
10.2	Securities Subscription Agreement, dated September 27, 2023, by and between the Company and the Sponsor. (1)
10.3	Investment Management Trust Account Agreement, dated November 20, 2023, by and between the Company and Continental, as trustee. (3)
10.4	Registration Rights Agreement, dated November 20, 2023, by and among the Company, the Sponsor and the holders party thereto. (3)
10.5	Warrant Subscription Agreement, dated November 20, 2023, by and between the Company and the Sponsor. (3)
10.6	Letter Agreement, dated November 20, 2023, by and among the Company, its officers, directors and the Sponsor. (3)
10.7	Administrative Services Agreement, dated November 20, 2023, by and between the Company and Farvahar Capital LLC. (3)
10.8	Financial Advisory Services Agreement, dated November 20, 2023, by and between the Company and Roth Capital Partners, LLC. (3)
10.9	Services and Indemnification Agreement, dated November 20, 2023, by and between the Company and OJJA, LLC. (3)
10.10	Form of Indemnity Agreement (1).
10.11	Form of Seller Support Agreement, dated as of January 6, 2025, by and among Colombier Acquisition Corp. II, Metroplex Trading Company, LLC (d/b/a GrabAGun) and Sellers. (5)
10.12	Form of Lock-Up Agreement, dated as of January 6, 2025, by and among GrabAGun Digital Holdings Inc., Colombier Acquisition Corp. II and Sellers. (5)
10.13	Insider Letter Amendment, dated as of January 6, 2025, by and among Colombier Acquisition Corp. II, Colombier Sponsor II LLC, BTIG, LLC, GrabAGun Digital Holdings Inc., Metroplex Trading Company, LLC (d/b/a GrabAGun) and Sellers. (5)
10.14	Form of Non-Competition and Non-Competition Agreement, dated as of January 6, 2025, by and among GrabAGun Digital Holdings Inc., Colombier Acquisition Corp. II, Metroplex Trading Company, LLC (d/b/a GrabAGun) and Sellers. (5)
10.15	Shareholders’ Agreement, dated as of January 6, 2025, by and among GrabAGun Digital Holdings Inc., Colombier Acquisition Corp. II and Metroplex Trading Company, LLC (d/b/a GrabAGun). (5)
10.16	Form of Amended Registration Rights Agreement, by and among Colombier Acquisition Corp. II, GrabAGun Digital Holdings Inc., Colombier Sponsor II LLC and Sellers. (5)
14	Code of Ethics.(4)
19	Insider Trading Policies and Procedures, adopted November 30, 2023. (4)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Policy Related to Recovery of Erroneously Awarded Compensation, adopted November 30, 2023. (4)
99.1	Audit Committee Charter. (4)
99.2	Compensation Committee Charter. (4)
99.3	Nominating and Corporate Governance Committee Charter. (4)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

+	The exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally to the SEC a copy of all omitted exhibits and schedules upon its request.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-274902) filed with the SEC on October 6, 2023.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-274902), filed with the SEC on November 14, 2023.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 27, 2023.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2024.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 8, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 10, 2025	Colombier Acquisition Corp. II

	By:	/s/ Omeed Malik
	Name:	Omeed Malik
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Omeed Malik	Chief Executive Officer and	March 10, 2025
Omeed Malik	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Joe Voboril	Chief Financial Officer and Co-President	March 10, 2025
Joe Voboril	(Principal Financial and Accounting Officer)

/s/ Andrew Nasser	Chief Investment Officer and Co-President	March 10, 2025
Andrew Nasser

/s/ Jordan Cohen	Chief Operating Officer	March 10, 2025
Jordan Cohen

/s/ Ryan Kavanaugh	Director	March 10, 2025
Ryan Kavanaugh

/s/ Chris Buskirk	Director	March 10, 2025
Chris Buskirk

/s/ Candice Willoughby	Director	March 10, 2025
Candice Willoughby

/s/ Michael Seifert	Director	March 10, 2025
Michael Seifert