Form 10-Q
period 2025-03-31
COLOMBIER ACQUISITION CORP. II
filed 2025-05-13
CIK 1995413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 13, 2025, there were 17,000,000 Class A Ordinary Shares, par value $0.0001 per share, and 4,250,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

COLOMBIER ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2024 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC (as defined below) on March 11, 2025;

●	“2024 SPAC Rules” are to the new rules and regulations for SPACs adopted by the SEC on January 24, 2024, which became effective on July 1, 2024;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated November 20, 2023, which we entered into with an affiliate of our Sponsor, for office space and secretarial and administrative support services;

●	“Amended and Restated Memorandum” are to our Amended and Restated Memorandum and Articles of Association, as amended and currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the 27-month period, from the closing of the Initial Public Offering (as defined below) to February 24, 2026, that we have to consummate an initial Business Combination, unless such period is extended by an amendment to our Amended and Restated Memorandum pursuant to applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we,” or “us” are to Colombier Acquisition Corp. II, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Public Warrants (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and the Class A Ordinary Shares that (i) will be issued upon the automatic conversion of the Class B Ordinary Shares at the time of our Business Combination as described herein) or (ii) are issued at any time prior to our initial Business Combination, upon conversion of Class B Ordinary Shares at the option of the holder as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on November 24, 2023;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on September 27, 2023;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on October 6, 2023, as amended, and declared effective on November 20, 2023 (File No. 333-274902);

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“NYSE” are to the New York Stock Exchange;

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Permitted Withdrawals” are to amounts withdrawn from our Trust Account to (i) fund our working capital requirements, subject to an annual limit of $1,000,000, and (ii) pay our taxes, notwithstanding the $1,000,000 annual limitation applicable to working capital withdrawals; all Permitted Withdrawals can only be made from interest and not from the principal held in the Trust Account;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

●	“Private Placement Warrants” are to the warrants issued to our Sponsor in the Private Placement;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that the Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Services and Indemnification Agreement” are to the Services and Indemnification Agreement, dated November 20, 2023, we entered into with an affiliate of the Sponsor, Omeed Malik, Joe Voboril, Andrew Nasser and Jordan Cohen, pursuant to which, among other things, we pay such affiliate of the Sponsor $60,000 per month for the services of our Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, and Chief Operating Officer;

●	“SPACs” are to special purpose acquisition companies;

●	“Sponsor” are to Colombier Sponsor II LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $170,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-third of one Public Warrant;

●	“Warrant Subscription Agreement” are to the Warrant Subscription Agreement, dated as of November 20, 2023, we entered into with our Sponsor, pursuant to which, the Sponsor purchased 5,000,000 Private Placement Warrants in the Private Placement;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

COLOMBIER ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets
Cash	$442,670	$905,040
Prepaid insurance	143,105	198,520
Prepaid expenses	131,296	142,033
Total Current assets	717,071	1,245,593
Marketable securities held in Trust Account	179,494,845	177,634,717
TOTAL ASSETS	$180,211,916	$178,880,310
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$2,115,119	$734,555
Total Current liabilities	2,115,119	734,555
Deferred underwriting fee payable	5,950,000	5,950,000
TOTAL LIABILITIES	8,065,119	6,684,555

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A Ordinary Shares subject to possible redemption, 17,000,000 shares at redemption value of $10.56 and $10.45 per share at March 31, 2025 and December 31, 2024, respectively	179,494,845	177,634,717

SHAREHOLDERS’ DEFICIT

Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding at March 31, 2025 and December 31, 2024 (excluding 17,000,000 shares subject to possible redemption)	425	425
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 4,250,000 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	—	—
Accumulated deficit	(7,348,473)	(5,439,387)
TOTAL SHAREHOLDERS’ DEFICIT	(7,348,048)	(5,438,962)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$180,211,916	$178,880,310

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLOMBIER ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended
	March 31,
	2025	2024
General and administrative expenses	$1,909,086	$568,619
Loss from operations	(1,909,086)	(568,619)

Other income:
Interest earned on marketable securities held in Trust Account	1,860,128	2,228,698
Total other income	1,860,128	2,228,698

Net (loss) income	$(48,958)	$1,660,079

Weighted average shares outstanding of Class A ordinary shares	17,000,000	17,000,000
Basic and diluted net (loss) income per ordinary share, Class A ordinary shares	$(0.00)	$0.08
Weighted average shares outstanding of Class B ordinary shares	4,250,000	4,250,000
Basic and diluted net (loss) income per ordinary share, Class B ordinary shares	$(0.00)	$0.08

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLOMBIER ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	4,250,000	$425	$—	$(5,439,387)	$(5,438,962)

Accretion for Class A Ordinary Shares subject to possible redemption	—	—	—	(1,860,128)	(1,860,128)

Net loss	—	—	—	(48,958)	(48,958)

Balance – March 31, 2025	4,250,000	$425	$—	$(7,348,473)	$(7,348,048)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	4,250,000	$425	$—	$(3,563,136)	$(3,562,711)

Accretion for Class A Ordinary Shares subject to possible redemption	—	—	—	(2,085,155)	(2,085,155)

Net income	—	—	—	1,660,079	1,660,079

Balance – March 31, 2024	4,250,000	$425	$—	$(3,988,212)	$(3,987,787)

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLOMBIER ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(48,958)	$1,660,079
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,860,128)	(2,228,698)
Changes in operating assets and liabilities:
Prepaid expenses	10,737	(6,068)
Prepaid insurance	55,415	55,415
Accounts payable and accrued expenses	1,380,564	10,145
Net cash used in operating activities	(462,370)	(509,127)

Cash Flows from Financing Activities:
Payment of offering costs	—	(716)
Net cash used in financing activities	—	(716)

Net Change in Cash	(462,370)	(509,843)
Cash - Beginning of period	905,040	1,292,907
Cash - End of period	$442,670	$783,064

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLOMBIER ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

In December 2024, GrabAGun Digital Holdings Inc. (the “Pubco”) was formed for the sole purpose of effecting a business combination between the Company and Metroplex Trading Company, LLC, (dba GrabAGun), a Texas limited liability company (“GrabAGun”). The Company and GrabAGun were both issued 500 shares, which constitutes 50% ownership of Pubco by both the Company and GrabAGun. Pubco was analyzed and determined to be a variable interest entity as it lacks sufficient equity at risk to sustain its operations. The Company does not have unilateral control of Pubco as all significant decisions require consent from the Company and GrabAGun. As such, the Company will account for its investment in Pubco using the equity method in accordance with Accounting Standards Codification (“ASC”) 323-10, “Investments – Equity Method and Joint Ventures”. As of March 31, 2025 and December 31, 2024, the investment balance was immaterial.

On January 6, 2025, the Company entered into a Business Combination Agreement (“GrabAGun Business Combination Agreement”) with GrabAGun, Pubco, Gauge II Merger Sub LLC, a Texas limited liability company and a wholly-owned subsidiary of Pubco (“Target Merger Sub”) and, upon execution of a joinder, a to-be-formed Cayman Islands exempted company to be named “Gauge II Merger Sub Corp.” (“Purchaser Merger Sub”).

As of March 31, 2025, the Company had not commenced operations. All activity for the period from September 27, 2023 (inception) through March 31, 2025 relates to (i) the Company’s formation and the Company’s initial public offering consummated on November 24, 2023 (the “Initial Public Offering” or “IPO”), which is described below, and (ii) subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues prior to the completion of the Business Combination, at the earliest, and generates non-operating income in the form of interest income on permitted investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

COLOMBIER ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

The Company will provide its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.45 per Public Share, as of March 31, 2025, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, in addition to any Permitted Withdrawals (as defined below). There will be no redemption rights upon the completion of a Business Combination with respect to the Warrants. The Public Shares subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

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

COLOMBIER ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2025, the Company had cash of $442,670 held outside of the Trust Account and working capital deficit of $1,398,048. The Company will use such funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

COLOMBIER ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

From interest earned on the Trust Account, the Company can withdraw, as Permitted Withdrawals, (i) up to $1,000,000 annually, to fund working capital requirements in connection with completing a Business Combination and (ii) funds to pay its taxes. As of March 31, 2025, $2,000,000 had been removed from the Trust Account for the first annual and second annual permitted working capital withdrawal. As of March 31, 2025, no additional amounts are permitted to be withdrawn from the trust account.

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay such Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. There were no Working Capital Loans outstanding as of March 31, 2025 and December 31, 2024.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern”, as of March 31, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company’s mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year from the date of the accompanying unaudited condensed financial statements. Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently February 24, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company, which raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of Combination Period.

COLOMBIER ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s December 31, 2024 Annual Report on Form 10-K as filed with the SEC on March 10, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

COLOMBIER ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $442,670 and $905,040 in cash as of March 31, 2025 and December 31, 2024, respectively. The Company had no cash equivalents as of March 31, 2025 and December 31, 2024.

Marketable Securities Held in Trust Account

As of March 31, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company has withdrawn $2,000,000 from the Trust Account as of the March 31, 2025 and December 31, 2024.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheets, primarily due to their short-term nature.

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities From Equity”, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., the Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at March 31, 2025 and December 31, 2024, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying unaudited condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid-in-capital (to the extent available) and accumulated deficit.

COLOMBIER ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

At March 31, 2025 and December 31, 2024, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying unaudited condensed balance sheets are reconciled in the following table:

Class A Ordinary Shares subject to possible redemption, December 31, 2023	$170,000,000
Plus:
Accretion of carrying value to redemption value	7,634,717
Class A Ordinary Shares subject to possible redemption, December 31, 2024	$177,634,717
Plus:
Accretion of carrying value to redemption value	1,860,128
Class A Ordinary Shares subject to possible redemption, March 31, 2025	$179,494,845

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

MARCH 31, 2025

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

Net (Loss) Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net (loss) income per Ordinary Share is computed by dividing net (loss) income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from (loss) income per Ordinary Share as the redemption value approximates fair value.

The calculation of diluted (loss) income per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the Ordinary Shares for the three months ended March 31, 2025 was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 10,666,667 Class A Ordinary Shares in the aggregate. As a result, diluted net income per Ordinary Share is the same as basic net (loss) income per Ordinary Share for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per Ordinary Share:

	For the Three Months Ended March 31,
	2025		2024
	Class A	Class B	Class A	Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic and diluted net (loss) income per Ordinary Share
Numerator:
Allocation of net (loss) income, as adjusted	$(39,166)	$(9,792)	$1,328,063	$332,016

Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	17,000,000	4,250,000	17,000,000	4,250,000
Basic and diluted net (loss) income per Ordinary Share	$(0.00)	$(0.00)	$0.08	$0.08

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

MARCH 31, 2025

Recent Accounting Pronouncements

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

MARCH 31, 2025

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

On November 17, 2023, the Sponsor awarded equity incentives in connection with services to the Sponsor and/or the Company. The equity incentives represent the Founder Shares owned by the Sponsor as of November 17, 2023, the date of issuance. The equity incentives to the Management and the Company’s directors are in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 1,459,000 Founder Shares granted to the Company’s directors and members of Management was $3,603,730 or $2.47 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2025, the Company determined that a Business Combination is not considered probable, and, therefore, no share-based compensation expense has been recognized. The fair value was determined using a Probability-Weighted Expected Return Method, discounted for lack of marketability, with a volatility of 3.8%, risk-free rate of 4.89% and an implied discount for lack of marketability of 1.25% as of the valuation date of November 17, 2023.

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

COLOMBIER ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

Administrative Support Agreements

The Company entered into an agreement, commencing on November 20, 2023, through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company pays an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of Management (the “Administrative Services Agreement”). For the three months ended March 31, 2025, the Company paid $40,000 in connection with the Administrative Services Agreement, of which $30,000 is reflected in general and administrative expenses in the accompanying statements of operations and $10,000 is reflected in prepaid expenses on the accompanying condensed balance sheets to be applied to 2025 Administrative Services Agreement fees. For the three months ended March 31, 2024, the Company paid $30,000 in connection with such agreement and is reflected in general and administrative expenses in the accompanying unaudited condensed statement of operations.

In addition, the Company also entered into an agreement, commencing on November 20, 2023, through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company pays an affiliate of the Sponsor, $60,000 per month for the services of the Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, and Chief Operating Officer (the “Services and Indemnification Agreement”). For the three months ended March 31, 2025, the Company paid $240,000 in connection with the Services and Indemnification Agreement, of which $180,000 is reflected in general and administrative expenses in the accompanying unaudited condensed statements of operations and $60,000 is reflected in prepaid expenses on the accompanying unaudited condensed balance sheets to be applied to 2025 Services and Indemnification Agreement fees. For the three months ended March 31, 2024, the Company paid $180,000 in connection with such agreement and is reflected in general and administrative expenses in the accompanying unaudited condensed statement of operations.

Related Party Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required on a non-interest bearing basis. If the Company completes the initial Business Combination, the Company will repay such Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. There are no Working Capital Loans outstanding as of March 31, 2025 and December 31, 2024.

COLOMBIER ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

MARCH 31, 2025

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

On April 17, 2025, the Company entered into a Capital Market Advisory Agreement with BTIG (“BTIG Agreement”). Pursuant to the BTIG Agreement, BTIG may receive a fee of $1,500,000, and such fee is payable at the closing of the Business Combination only if Colombier completes an initial business combination. In addition, pursuant to the BTIG Agreement, BTIG is entitled to reimbursement of the BTIG Reimbursable Expenses up to a total aggregate amount of $25,000 (provided that the BTIG Engagement Letter is not earlier terminated in accordance with its terms by BTIG for convenience or Colombier for cause), and such reimbursement is payable only if the Business Combination is consummated.

On April 18, 2025, the Company entered into a Capital Market Advisory Agreement with Roth Capital Partners (“Roth Agreement”). Pursuant to the Roth Agreement, Roth may receive a fee of $1,000,000, and such fee is payable at the closing of the Business Combination only if Colombier completes an initial business combination. In addition, pursuant to the Roth Agreement, Roth is entitled to reimbursement of the Roth Reimbursable Expenses up to a total aggregate amount of $5,000, and such reimbursement is payable only if the Business Combination is consummated.

COLOMBIER ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

Business Combination Agreement

On January 6, 2025, the Company entered into GrabAGun Business Combination Agreement with GrabAGun, Pubco, Target Merger Sub and Purchaser Merger Sub. Pursuant to the GrabAGun Business Combination Agreement and subject to the terms and conditions set forth therein, (i) Purchaser Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity (the “Colombier Merger”) and, as a result of which, each issued and outstanding security of the Company immediately prior to the effective time of the Colombier Merger shall no longer be outstanding and shall automatically be cancelled in exchange for which the security holders of the Company shall receive substantially equivalent securities of Pubco, (ii) Target Merger Sub will merge with and into GrabAGun, with GrabAGun continuing as the surviving entity (the “GrabAGun Merger”, and together with the Colombier Merger, the “Mergers”), and as a result of which each issued and outstanding security of GrabAGun immediately prior to the effective time of the GrabAGun Merger shall no longer be outstanding and shall automatically be cancelled in exchange for which the security holders of GrabAGun shall receive shares of common stock, par value $0.0001 per share, of Pubco (“Pubco Common Stock”). As a result of the Mergers and other transactions contemplated by the GrabAGun Business Combination Agreement, the Company and GrabAGun will become wholly-owned subsidiaries of Pubco, all upon the terms and subject to the conditions set forth in the GrabAGun Business Combination Agreement, and Pubco will become a publicly traded company.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of March 31, 2025 and December 31, 2024, there were no preferred shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote for each share. At March 31, 2025 and December 31, 2024, there were no Class A Ordinary Shares issued or outstanding, excluding 17,000,000 Class A Ordinary Shares subject to possible redemption.

COLOMBIER ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Warrants

As of March 31, 2025 and December 31, 2024, there are 10,666,667 Warrants (5,666,667 Public Warrants and 5,000,000 Private Placement Warrants) issued and outstanding. Each whole Public Warrant entitles the registered holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the Warrant Agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A Ordinary Shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

MARCH 31, 2025

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

COLOMBIER ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024:

	March 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$179,494,845	$179,494,845	$—	$—

	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$177,634,717	$177,634,717	$—	$—

COLOMBIER ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

The Company’s chief operating officer decision maker (“CODM”) has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

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

	March 31,	March 31,
	2025	2024
Trust Account	$179,494,845	$173,085,155
Cash	$442,670	$783,064

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
General and administrative expenses	$1,909,086	$568,619
Interest earned on the Trust Account	$1,860,128	$2,228,698

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

On April 17, 2025, the Company entered into a Capital Market Advisory Agreement with BTIG (“BTIG Agreement”). Pursuant to the BTIG Agreement, BTIG may receive a fee of $1,500,000, and such fee is payable at the closing of the Business Combination only if Colombier completes an initial business combination. In addition, pursuant to the BTIG Agreement, BTIG is entitled to reimbursement of the BTIG Reimbursable Expenses up to a total aggregate amount of $25,000 (provided that the BTIG Engagement Letter is not earlier terminated in accordance with its terms by BTIG for convenience or Colombier for cause), and such reimbursement is payable only if the Business Combination is consummated.

On April 18, 2025, the Company entered into a Capital Market Advisory Agreement with Roth Capital Partners (“Roth Agreement”). Pursuant to the Roth Agreement, Roth may receive a fee of $1,000,000, and such fee is payable at the closing of the Business Combination only if Colombier completes an initial business combination. In addition, pursuant to the Roth Agreement, Roth is entitled to reimbursement of the Roth Reimbursable Expenses up to a total aggregate amount of $5,000, and such reimbursement is payable only if the Business Combination is consummated.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements”.

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

We have until February 24, 2026, or until such earlier liquidation date as our Board may approve, to complete a Business Combination. We may also hold a shareholder vote at any time to amend the Amended and Restated Memorandum to modify the Combination Period. We will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of our initial Business Combination, including interest earned on the funds held in the Trust Account (net of Permitted Withdrawals), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described elsewhere in the Report.

In 2024, the SEC adopted additional rules and regulations relating to SPACs. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC Business Combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in connection with proposed Business Combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants in connection with registration statements relating to proposed Business Combination transactions. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Recent Developments

On January 6, 2025, the Company entered into the Business Combination Agreement (“GrabAGun Business Combination Agreement”) with GrabAGun, GrabAGun Digital Holdings Inc., a Texas corporation fifty-percent owned by the Company and fifty-percent owned by GrabAGun (“Pubco”), Gauge II Merger Sub LLC, a Texas limited liability company and a wholly-owned subsidiary of Pubco (“Target Merger Sub”) and, upon execution of a joinder, a to-be-formed Cayman Islands exempted company to be named “Gauge II Merger Sub Corp.” (“Purchaser Merger Sub”).

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 27, 2023 (inception) through March 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had a net loss of $48,958, which consisted of interest earned on marketable securities held in the Trust Account of $1,860,128, offset by operating expenses of $1,909,086.

For the three months ended March 31, 2024, we had a net income of $1,660,079, which consisted of interest earned on marketable securities held in the Trust Account of $2,228,698, offset by operating expenses of $568,619.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity, Capital Resources and Going Concern

On November 24, 2023, we consummated the Initial Public Offering of 17,000,000 Units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 2,000,000 Units, at $10.00 per Unit, generating gross proceeds of $170,000,000. Simultaneously with the closing of the Initial Public Offering and pursuant to the Warrant Subscription Agreement, we consummated the sale of 5,000,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, or $5,000,000 in the aggregate.

For the three months ended March 31, 2025, net cash used in operating activities was $462,370. Net income of $48,958 was affected by interest earned on marketable securities of $1,860,128 and changes in operating assets and liabilities, which used $1,446,716 of cash from operating activities.

For the three months ended March 31, 2024, net cash used in operating activities was $509,127. Net income of $1,660,079 was affected by interest earned on marketable securities of $2,228,698 and changes in operating assets and liabilities, which used $59,492 of cash from operating activities.

On April 1, 2024 and December 4, 2024, we withdrew $1,000,000 from the Trust Account as a Permitted Withdrawal for working capital purposes and as of March 31, 2025, $2,000,000 had been removed from the Trust Account for the first annual and second annual permitted working capital withdrawal.

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

At March 31, 2025, we had cash and marketable securities held in the Trust Account of approximately $179,494,845 (including approximately $9,494,845 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of Permitted Withdrawals and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account for any Permitted Withdrawals. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2025, we had cash of $442,670 held outside of the Trust Account. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required on a non-interest bearing basis. If we complete the initial Business Combination, we will repay such Working Capital Loans. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. There were no Working Capital Loans outstanding as of March 31, 2025 and December 31, 2024.

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update Topic 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until February 24, 2026 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time and have the financial resources to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed financial statements included in this Report under “Item 1. Financial Statements”. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of our Company. We cannot provide any assurance that (i) new financing will be available to us on commercially acceptable terms, if at all, or (ii) that our plans to consummate an initial Business Combination will be successful. We have determined that the liquidity condition and mandatory liquidation should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements and notes thereto included in this Report under “Item 1. Financial Statements” do not include any adjustments that might result from our inability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025 and December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the (i) the Administrative Services Agreement and (ii) Services and Indemnification Agreement. Under the Administrative Services Agreement, we pay $10,000 per month to an affiliate of our Sponsor for office space and secretarial and administrative support services. Under the Services and Indemnification Agreement, we pay an affiliate of the Sponsor $60,000 per month for the services of our Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, and Chief Operating Officer. We will cease these monthly fees under both the Administrative Services Agreement and the Services and Indemnification Agreement upon the earlier to occur of the completion of our initial Business Combination or liquidation. As of March 31, 2025 and December 31, 2024, we have paid $280,000 and $910,000, respectively, pursuant to the Administrative Services Agreement and the Services and Indemnification Agreement of which $70,000 is included in prepaid expenses and will be applied to the 2025 Administrative Services Agreement and the Services Indemnification Agreement fees.

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

On April 17, 2025, the Company entered into a Capital Market Advisory Agreement with BTIG (“BTIG Agreement”). Pursuant to the BTIG Agreement, BTIG may receive a fee of $1,500,000, and such fee is payable at the closing of the Business Combination only if Colombier completes an initial business combination. In addition, pursuant to the BTIG Agreement, BTIG is entitled to reimbursement of the BTIG Reimbursable Expenses up to a total aggregate amount of $25,000 (provided that the BTIG Engagement Letter is not earlier terminated in accordance with its terms by BTIG for convenience or Colombier for cause), and such reimbursement is payable only if the Business Combination is consummated.

On April 18, 2025, the Company entered into a Capital Market Advisory Agreement with Roth Capital Partners (“Roth Agreement”). Pursuant to the Roth Agreement, Roth may receive a fee of $1,000,000, and such fee is payable at the closing of the Business Combination only if Colombier completes an initial business combination. In addition, pursuant to the Roth Agreement, Roth is entitled to reimbursement of the Roth Reimbursable Expenses up to a total aggregate amount of $5,000, and such reimbursement is payable only if the Business Combination is consummated.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements included in this Report under “Item 1. Financial Statements” and related disclosures in conformity with GAAP requires our Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

Ordinary Shares Subject to Possible Redemption

We account for our Ordinary Shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Ordinary Shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. Our Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Ordinary Shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our balance sheet of the unaudited condensed financial statement contained elsewhere in this Report.

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

Net (Loss) Income per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per Ordinary Share is computed by dividing net (loss) income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from (loss) income per Ordinary Share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements included elsewhere in this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together , the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement and (ii) 2024 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target or the performance or business prospects of a post-Business Combination company.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial Business Combination.

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs.  In response to the “tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs. and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial Business Combination targets, or lead to material adverse effects on a post-Business Combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a Business Combination could change even after we enter into a Business Combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that Business Combination agreement.  These factors could affect our selection of a Business Combination target.

We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial Business Combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial Business Combination.  If we complete an initial Business Combination with such a target, the post-Business Combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-Business Combination company to decline.

Certain agreements related to the Initial Public Offering may be amended, or their provisions waived, without shareholder approval.

Certain of the agreements related to the Initial Public Offering to which we are a party may be amended, or their provisions waived, without shareholder approval. These agreements contain various provisions that our public shareholders might deem to be material. For example, the letter agreement contain certain lock-up provisions with respect to the founder shares and other securities held by our Sponsor, officers and directors, subject to certain exceptions. Amendments or waivers to such agreements would require the consent of the applicable parties thereto and, in certain cases, the consent of the underwriters of the Initial Public Offering. Any such modification, such as an amendment to shorten lock-up restrictions, may benefit our Sponsor, officers and/or directors. Any such amendments that would not require approval from our shareholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, although we would not amend lock-up provisions to permit securities held by the Sponsor to be freely sold prior to our initial Business Combination, we may amend such provisions to permit them to be freely sold after the Business Combination earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by the Report.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
2.1+	Business Combination Agreement, dated as of January 6, 2025, by and among Colombier Acquisition Corp. II, Metroplex Trading Company, LLC (d/b/a GrabAGun), GrabAGun Digital Holdings Inc., Gauge II Merger Sub LLC and, upon execution of a joinder, Gauge II Merger Sub Corp. (1)
10.1	Form of Seller Support Agreement, dated as of January 6, 2025, by and among Colombier Acquisition Corp. II, Metroplex Trading Company, LLC (d/b/a GrabAGun) and Sellers. (1)
10.2	Form of Lock-Up Agreement, dated as of January 6, 2025, by and among GrabAGun Digital Holdings Inc., Colombier Acquisition Corp. II and Sellers. (1)
10.3	Insider Letter Amendment, dated as of January 6, 2025, by and among Colombier Acquisition Corp. II, Colombier Sponsor II LLC, BTIG, LLC, GrabAGun Digital Holdings Inc., Metroplex Trading Company, LLC (d/b/a GrabAGun) and Sellers. (1)
10.4	Form of Non-Competition and Non-Competition Agreement, dated as of January 6, 2025, by and among GrabAGun Digital Holdings Inc., Colombier Acquisition Corp. II, Metroplex Trading Company, LLC (d/b/a GrabAGun) and Sellers. (1)
10.5	Shareholders’ Agreement, dated as of January 6, 2025, by and among GrabAGun Digital Holdings Inc., Colombier Acquisition Corp. II and Metroplex Trading Company, LLC (d/b/a GrabAGun). (1)
10.6	Form of Amended Registration Rights Agreement, by and among Colombier Acquisition Corp. II, GrabAGun Digital Holdings Inc., Colombier Sponsor II LLC and Sellers. (1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

+	The exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally to the SEC a copy of all omitted exhibits and schedules upon its request.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 8, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2025	Colombier Acquisition Corp. II

	By:	/s/ Omeed Malik
	Name:	Omeed Malik
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: May 13, 2025	By:	/s/ Joe Voboril
	Name:	Joe Voboril
	Title:	Chief Financial Officer and Co-President
(Principal Financial and Accounting Officer)